Form 10-Q
period 2008-06-30
NIVS IntelliMedia Technology Group, Inc.
filed 2008-08-19
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-52933

NIVS IntelliMedia Technology Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8057809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NIVS Industry Park, Shuikou, Huizhou, Guangdong, China 516006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

86-752-2323616
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 36,855,714 as of August 18, 2008.

EXPLANATORY NOTE

Please note that NIVS IntelliMedia Technology Group, Inc. (the “Company,” “we” or “us”) was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On July 25, 2008 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”), and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), (ii) assumed the operations of NIVS BVI and its subsidiaries, and (iii) changed its name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008. This Quarterly Report on Form 10-Q contains information regarding the Company and NIVS BVI, as indicated herein.

Since the Share Exchange closed subsequent to the reporting period covered by the Quarterly Report on Form 10-Q, this report includes both discussion of our business as it existed as of June 30, 2008 and of the Company’s business post-Share Exchange, as the 100% parent of NIVS BVI, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “SRKP 19, INC.” describe the Company prior to July 25, 2008 and the sections entitled “NIVS IntelliMedia Technology Group, Inc.” describe the Company on and after July 25, 2008.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

INDEX

				Page
Part I	Financial Information

	Item 1.	Financial Statements		1
			NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. (FORMERLY SRKP 19, INC.)
		a)	Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007	1

		b)	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	2

		c)	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	3

		d)	Notes to Financial Statements (Unaudited)	4

			NIVS HOLDING COMPANY LIMITED

		a)	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	8

		b)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	9

		c)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005 and the Six Months Ended June 30, 2008 (Unaudited)	10

		d)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	11

		e)	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		35

	Item 4.	Controls and Procedures		35

Part II	Other Information

	Item 1.	Legal Proceedings		36

	Item 1A.	Risk Factors		36

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		52

	Item 3.	Default Upon Senior Securities		52

	Item 4.	Submission of Matters to a Vote of Security Holders		53

	Item 5.	Other Information		53

	Item 6.	Exhibits		53

Signatures				54

Part I. Financial Information

Item 1. Financial Statements

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

BALANCE SHEET
(Stated in US Dollars)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$2,555	$857

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Stockholders	$47,500	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,096,390 shares issued and outstanding	710	710
Additional Paid in Capital	6,790	6,790
(Deficit) accumulated during development stage	(52,445)	(39,143)

Total Stockholders’ Equity (Deficit)	(44,945)	(31,643)

	$2,555	$857

See accompanying notes to financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

				Period From	Cumulative from
	Three Months	Three Months	Six Months	January 3, 2007	January 3, 2007
	Ended	Ended	Ended	(Inception) to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

REVENUE	$—	$—	$—	$—	$—

EXPENSES	1,921	15,441	13,302	15,441	52,445

NET (LOSS)	$(1,921)	$(15,441)	$(13,302)	$(15,441)	$(52,445)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

* Less than $.01
See accompanying notes to financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

		Period From	Cumulative from
	Six Months	January 3, 2007	January 3, 2007
	Ended	to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(13,302)	$(15,441)	$(52,445)

Net Cash (Used In) Operating Activities	(13,302)	$(15,441)	(52,445)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

Advances from stockholders	15,000	22,500	47,500
Warrants issued for cash	—	2,500	2,500
Common stock issued for cash	—	7,500	5,000

Net Cash Provided by Financing Activities	15,000	30,000	55,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	1,698	14,559	2,555

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	857	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,555	$14,559	$2,555

See accompanying notes to financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

SRKP 19, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on December 7, 2006. There was no activity during 2006 and no equity was issued. The common stock of the Company was sold and issued on January 3, 2007 and, as such, has been used as the date of inception for the Company. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At June 30, 2008 and 2007, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - STOCKHOLDERS' EQUITY

During January 2007, the Company sold for $5,000 for a subscription receivable, which was paid in April 2007, 7,096,390 shares of its $0.0001 par value common stock to various investors. In addition, the Company also sold to these investors for $2,500 cash warrants to purchase 7,096,390 shares of common stock at an exercise price of $.0001.

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

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $47,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Formerly SRKP 19, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

NOTE 5 – SUBSEQUENT EVENT

Share Exchange

On July 25, 2008, the Company consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of June 27, 2008, and amended as of July 25, 2008, by an among the Company, NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and the shareholders of NIVS BVI (the “Shareholders”), whereby the Company, in exchange for 27,546,667 shares of its common stock, acquired 100% of the issued and outstanding securities of NIVS BVI.

In addition, the Company agreed to cancel 4,756,390 shares of its common stock and an aggregate of 6,149,723 warrants such that there were 2,340,000 shares of common stock and 946,667 warrants outstanding immediately prior to the Share Exchange.

Private Placement

Pursuant to subscription agreements entered into with certain investors, the Company sold an aggregate of 5,239,460 shares of common stock in an initial closing of a private placement at $1.80 per share for aggregate gross proceeds of approximately $9.4 million on July 25, 2008. On August 12, 2008, the Company conducted a second and final closing of the private placement pursuant to which the Company sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million.

Niveous Holding Company Limited and Subsidiaries
Condensed Consolidated Balance Sheets
(In US Dollars)
	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$984,981	$1,438,651
Short-term investment, marketable securities	10,711	10,061
Trade receivables, net (Note 3)	5,416,746	4,510,833
Inventories, net (Note 6)	18,830,860	17,347,370
Restricted cash (Note 13)	3,838,685	1,983,247
Prepaid expenses and deposits	82,754	18,585
Total current assets	29,164,737	25,308,747
Due from related parties (Note 7)	7,666,916	2,213,370
Property and equipments, net (Note 8)	50,197,852	46,624,502
Advances to suppliers (Note 4)	28,180,770	14,391,650
Intangible assets, net (Note 9)	2,338,369	2,228,974
Total Assets	$117,548,644	$90,767,243

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable – trade	$5,756,748	$14,560,824
Customer deposit	20,987,293	2,454,761
Accrued liabilities and other payable	1,309,809	490,142
Various taxes payable	234,675	187,711
Short-term loans (Note 10)	31,597,195	28,645,571
Current portion of long-term bank loan payable (Note 12)	2,554,125	4,455,656
Wages payable	407,032	608,222
Bank notes payable (Note 13)	13,182,685	6,399,693
Corporate tax payable	2,840,543	1,725,765
Total current liabilities	78,870,105	59,528,345
Due to shareholder (Note 14)	9,843,657	11,008,770
Total liabilities	88,713,762	70,537,115

Minority interest	856,090	638,844

Shareholders' Equity
Capital shares ($1.00 par value, 50,000 shares authorized, 10,000 shares issued and outstanding) (Note 1)	10,000	10,000
Accumulated other comprehensive income	3,872,843	2,122,612
Statutory surplus reserve fund (Note 16)	1,278,764	1,278,764
Retained earnings (unrestricted)	22,817,185	16,179,908
Total Shareholders' Equity	27,978,792	19,591,284
Total Liabilities & Shareholders' Equity	$117,548,644	$90,767,243

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Condensed Consolidated Statements of Operations
(In US Dollars)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$24,860,574	$17,561,852	$51,636,895	$33,929,853
Other Sales	93,182	178,006	156,053	285,381
Cost of Goods Sold	(19,207,711)	(13,735,656)	(39,590,833)	(25,998,678)
Gross Profit	5,746,045	4,004,202	12,202,115	8,216,556

Selling Expenses	742,892	795,160	1,363,104	1,716,987

General and administrative
Amortization	16,988	15,434	33,488	30,624
Depreciation	65,729	64,112	161,209	133,882
Bad debts expense (recovery)	(68,199)	629,430	384,102	783,623
Others General and administrative (Note 15)	272,310	570,557	1,033,707	1,101,328
Total General and administrative	286,828	1,279,533	1,612,506	2,049,457
Research and development	252,410	78,875	407,182	142,272
Total operating expenses	1,282,130	2,153,568	3,382,792	3,908,716
Income from operations	4,463,915	1,850,634	8,819,323	4,307,840

Other income (expenses)
Write-down of inventory	-	(3,107)	-	(390,406)
Gain on disposal of assets	-	-	-	-
Interest income	139	1,007	139	11,308
Interest expense	(513,735)	(353,946)	(1,045,237)	(640,095)
Sundry income (expense), net	(6,559)	(32,428)	9,174	(32,428)
Total other income (expenses)	(520,155)	(388,474)	(1,035,924)	(1,051,621)

Income before minority interest and income taxes	3,943,760	1,462,160	7,783,399	3,256,219
Income taxes	(469,571)	(217,510)	(975,084)	(434,122)
Minority interest	(86,965)	(31,222)	(171,038)	(70,891)

Net Income	$3,387,224	$1,213,428	$6,637,277	$2,751,206

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2007, 2006 and 2005 and the six months ended June 30, 2008 (unaudited)
(In US Dollars)

				Accumulated
			Statutory	Other	Retained	Total
	Capital Shares		Reserve	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Fund	Income	(Unrestricted)	Equity

Balance at December 31, 2004	10,000	$10,000	$-	$(22,367)	$1,022,410	$1,010,043

Foreign currency translation adjustment	-	-	-	92,536	-	92,536

Net income for the year	-	-	-	-	2,132,291	2,132,291

Balance at December 31, 2005	10,000	10,000	-	70,169	3,154,701	3,234,870

Allocation of retained earnings to statutory reserve fund	-	-	522,058	-	(522,058)	-

Foreign currency translation adjustment	-	-	-	369,519	-	369,519

Net income for the year	-	-	-	-	5,324,182	5,324,182

Balance at December 31, 2006	10,000	10,000	522,058	439,688	7,956,825	8,928,571

Allocation of retained earnings to statutory reserve fund	-	-	756,706	-	(756,706)	-

Foreign currency translation adjustment	-	-	-	1,682,924	-	1,682,924

Net income for the year	-	-	-	-	8,979,789	8,979,789

Balance at December 31, 2007	10,000	10,000	1,278,764	2,122,612	16,179,908	19,591,284

Allocation of retained earnings to statutory reserve fund	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	1,750,231	-	1,750,231

Net income for 6 months ended June 30, 2008	-	-	-	-	6,637,277	6,637,277

Balance at June 30, 2008 (Unaudited)	10,000	$10,000	$1,278,764	$3,872,843	$22,817,185	$27,978,792

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net Income	$6,637,277	$2,751,206
Adjustments to reconcile net income to net cash provided by operating activities:
Minority Interest	171,038	70,891
Depreciation	2,347,467	482,603
Amortization	33,488	30,624
Gain on disposal of assets	-	-
Write-down of inventory	-	390,406
Changes in operating assets and liabilities:
Account receivable-trade, net	(905,913)	(5,056,414)
Advance to suppliers for purchases	(13,789,120)	(4,594,346)
Prepaid expenses and deposits	(64,169)	56,618
Inventories, net	(1,483,490)	183,641
Restricted cash	(1,617,120)	(267,974)
Accounts payable and accrued liabilities	10,548,123	1,573,274
Various taxes payable	46,964	(700,402)
Wages payable	(201,190)	(49,719)
Corporate tax payable	1,114,778	456,168
Net cash provided by (used in) operating activities	2,838,133	(4,673,424)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,899,305)	(978,698)
Net cash provided by (used in) investing activities	(2,899,305)	(978,698)

Cash Flows From Financing Activities
Proceeds of loans	46,903,423	33,302,808
Repayments of loans	(48,352,615)	(24,111,541)
Proceeds of bank notes	19,740,993	6,283,611
Repayments of bank notes	(12,832,265)	(6,198,643)
Capital lease payable	-	(61,669)
Due to shareholder	(1,165,113)	1,387,950
Due from related parties	(5,453,546)	(3,674,872)
Net cash provided by (used in) financing activities	(1,159,123)	6,927,644

Effect of exchange rate changes on cash	766,625	389,036
Net increase in cash and cash equivalents	(453,670)	1,664,558

Cash and cash equivalents, beginning of period	1,438,651	559,390

Cash and cash equivalents, end of period	$984,981	$2,223,948

Supplemental disclosure information:

Interest expense paid	$1,045,237	$640,095
Income taxes paid	$975,084	$434,122

Non-cash investing and financing activities:
Exchange of investment for equipment (Note 5)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Niveous Holding Company Limited (“Niveous”) was incorporated in British Virgin Islands (BVI) on October 31, 2003. As at December 31, 2007, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding. As of December 31, 2007, Mr. Li Tianfu and Mr. Li Shuhui, both citizens of People’s Republic of China (PRC), hold 95% and 5% of total interests of Niveous, respectively.

In April, 2004, Niveous acquired 97.5% of ownership of NIVS (HZ) Audio & Video Tech Company Limited (“NIVS PRC”) from its original shareholders. NIVS PRC is the main operating company located in Huizhou, PRC. It engages in research, development, production, marketing and sales of audio & video electronic equipments for domestic and international market. As at December 31, 2004, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In April, 2005, Niveous acquired 100% of ownership of NIVS International (H.K.) Limited (“NIVS HK”) under an ownership transfer agreement. NIVS HK is a holding company incorporated in November 2004 in Hong Kong, PRC with the original sole shareholder Mr. Li Tianfu. Pursuant to the transfer agreement, Niveous agreed to paid Mr. Li Tianfu 1M HKD for the ownership transfer.

In February 2006, NIVS PRC established a branch company NIVS (HZ) Audio & Video Tech Company Limited Shenzhen Branch (“NIVS Shenzhen”) located in Shenzhen, PRC. The establishment of NIVS Shenzhen is for the purpose of corporate restructuring and planning.

In November 2007, Niveous entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to NIVS HK. After the restructuring, NIVS PRC became a subsidiary of NIVS HK. As at December 31, 2007, NIVS HK and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, NIVS HK entered a reverse ownership transfer agreement to transfer its whole ownership of NIVS PRC to Niveous. After the restructuring, NIVS PRC became a subsidiary of Niveous. As of June 30, 2008, Niveous and Mr. Li TianFu hold 97.5% and 2.5% of total interest of NIVS PRC, respectively. Pursuant to the transfer agreement, Niveous agreed to pay NIVS HK 50M HKD for the ownership transfer.

Niveous and its subsidiaries - NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is as follows:

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

c.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d.	Fair values of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, short-term loans receivable, inventories, due from related parties, prepaid expenses and other receivables, accounts payable-trade, accrued liabilities and other payables, value-added taxes (VAT) payable, short term loans, current portion of bank loans payable, registration rights penalty payable, other taxes payable, wages payable, corporate income taxes payable, due to related parties.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

e.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f.	Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

g.	Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

h.	Property and Equipment

Property and equipment are initially recognized and recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Building	38 years
Molds	8 years
Machinery and Equipment	10 years
Electronic Equipment	5 years
Leasehold Improvements	5 years
Office and Other Equipment	5 years
Automobiles	5 years

i.	Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights and computer software use rights. Land-use rights are related to land the Company occupies in Guangdong Province, PRC and are being amortized on a straight-line basis over a period of 40 years. Computer software use rights are being amortized on a straight-line basis over a period of 10 years.

j.	Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

k.	Comprehensive income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

l.	Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

m.	Revenue recognition

The Company generates revenues from the sales of auto electronic products and subcontracting activities. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

n.	Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

o.	Research and development costs

Research and development costs are expensed to operations as incurred. The Company spent $407,182, and $142,272 on direct research and development (“R&D”) efforts for the six months ended June 30, 2008 and 2007, respectively.

p.	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

q.	Foreign currency translation

The functional currency of Niveous and NIVS HK is Hong Kong Dollar (“HKD”). The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

The functional currency of NIVS PRC and NIVS Shenzhen is the Renminbi (“RMB”), the PRC’s currency. These two companies maintain their financial statements using their own functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

For financial reporting purposes, the financial statements of Niveous and NIVS HK, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of NIVS PRC and NIVS Shenzhen, which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
For three months ended June 30, 2008	6.85166	6.98642
For three months ended June 30, 2007	7.60456	7.62241
For six months ended June 30, 2008	6.85166	7.05019
For six months ended June 30, 2007	7.60456	7.70950

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
For three months ended June 30, 2008	7.80092	7.80012
For three months ended June 30, 2007	7.79605	7.76216
For six months ended June 30, 2008	7.80092	7.81678
For six months ended June 30, 2007	7.79605	7.78210

r.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

s.	Recently issued accounting pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Group’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

t.	Goodwill

The Company has goodwill and other intangible assets, costs capitalized in connection with the acquisition in June 2008. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a useful life of five years. Pursuant to Statement of Financial Accounting Standards (SFAS) Number 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of SFAS Number 142. The impairment test compares the carrying amount of the reporting unit to the fair value of the reporting unit.

u.	Interim financial information

The accompanying interim consolidated financial statements that accompany these notes are prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the entire year.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2008	2007
Accounts receivable-trade	$6,904,733	$5,239,098
Allowance for doubtful accounts	(1,487,987)	(728,265)
Accounts receivable-trade, net	$5,416,746	$4,510,833

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2007, and June 30, 2008, is displayed as follows:

	June 30,	December 31,
	2008	2007
Beginning balance	$(728,265)	$(220,334)
Provision/Reversal during the period	(759,722)	(507,931)
Ending balance	$(1,485,979)	$(728,265)

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

4. ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	June 30,	December 31,
	2008	2007
Dengfeng Digital	$263,551	$261,274
Baolongda	2,395,301	-
Liangchuan Chemical	-	280,309
Guangdong Renxin	-	200,726
Kiayi Techonology	-	116,994
Yintian Chemical	471,139	411,120
Desheng Digital	13,912,476	6,466,384
Baoyitong Trading	2,510,254	2,696,980
Huaneng Ltd	243,665	1,077,299
Shenghang	3,026,210	949,118
Yide	3,871,647	364,880
Ningxia Yuanfeng	-	788,994
Others	1,486,527	777,572
	$28,180,770	$14,391,650

The above amounts are the advances that the Company paid to its suppliers for purchase of raw material and equipments. The contracts related to these purchases are considered to be a part of the Company’s long-term business relationships with its suppliers. The contracts do not have specific terms on receipt date for the purchase or specific terms on refund or repayment.

5. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2008	2007
Raw material	$10,836,274	$15,965,784
Finished goods	8,100,786	1,486,977
Reserve for obsolete inventory	(106,200)	(105,391)
Inventory, net	$18,830,860	$17,347,370

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)
The change of the reserve for obsolete inventory between the reporting periods, as of June 30, 2008 and December 31, 2007, is displayed as follows:

	June 30,	December 31,
	2008	2007
Beginning balance	$(105,391)	$(5,130)
Provision/Reversal during the period	-	(100,261)
Foreign exchange adjustment	(809)	-
Ending balance	$(106,200)	$(105,391)

6. DUE FROM RELATED PARTIES

Due from (Due to) related parties consist of the following:

	June 30,	December 31,
	2008	2007
NIVS Investment (SZ) Co., Ltd.	$(231,335)	$773,234
Zhongkena Technology Development	-	380,470
Xentsan Technology (SZ) Co., Ltd.	-	356,452
Hyundai Lighting & Electronic (Int'l) Holding	4,195	703,214
NIVS Information & Technology (HZ) Co., Ltd	7,298	-
Hyundai Light & Electric (HZ) Co., Ltd.	7,887,268	-
Total	$7,669,434	$2,213,370

The above advances to related parties are unsecured, non-interest bearing and no fixed repayment date.

7. PROPERTY AND EQUIPMENT

Property and equipments consist of the following:

	June 30,	December 31,
	2008	2007
Building	$16,572,751	$15,567,497
Molds	28,567,757	26,834,921
Machinery and Equipments	9,107,938	5,762,197
Electronic, office and other equipments	637,888	590,063
Automobiles	899,112	844,218
Accumulated Depreciation	(5,587,595)	(2,974,394)
Property and equipments, net	$50,197,852	$46,624,502

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

The depreciation expenses are $2,336,727 and $274,909 for the six months ended June 30, 2008 and 2007, respectively.

	June 30,	June 30,
	2008	2007
Cost of sales	$2,175,519	$141,027
Operating expense	161,209	133,882
Total	$2,336,727	$274,909

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2008	2007
Land use rights	$2,743,857	$2,577,423
Computer software use rights	4,800	4,509
Accumulated amortization	(410,288)	(352,958)
Intangible assets, net	$2,338,369	$2,228,974

The amortization expenses are $33,488 and $30,624 for the six months ended June 30, 2008 and 2007, respectively.

9. SHORT TERM LOANS

Short term loans consist of the following:

	June 30,	December 31,
	2008	2007
Construction Bank	$13,940,170	$12,326,110
Defutai Bank	2,154,456	2,023,773
Agricultural Bank	2,667,966	4,590,011.10
Nanyian Bank	7,967,776	7,421,508.58
Henshen Bank	212,368	541,664.54
Development Bank	2,918,651	1,742,504.22
Dongya Bank	1,735,808	-
	$31,597,195	$28,645,571

The above outstanding short term loans are used primarily for general working capital purposes. Except the short term loan from Wanlizhou Electronic Limited which has non-interest bearing and is unsecured, the others are recurring bank loans which carry annual interest rates of 4.87%~8.76% with maturity dates ranging from 30 days to one year. These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights. The annual interest rates are shown as follows:

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

	June 30,	December 31,
	2008	2007
Construction Bank	6.84%	6.84%
Defutai Bank	4.92%	4.92%
Agricultural Bank	7.20%	7.20%
Nanyian Bank	6.84%	6.84%
Henshen Bank	8.76%	8.76%
Development Bank	6.48%	6.48%

10. LONG TERM BANK LOAN

Long term bank loans consist of the following:

	June 30,	December 31,
	2008	2007
Shenzhen Pinan Bank,	$1,459,500	$3,084,685
starting 12/08/2004 for 30 months, 1 year renewable
at maturity, 7.85% per annum, secured by land-use rights, plant and buildings

Agricultural Bank of China,	1,094,625	1,370,971
starting 09/26/2005 for 2 years, 1 year renewable at maturity,
5.76% per annum, secured by buildings.

	$2,554,125	$4,455,656

11. BANK NOTES PAYABLE AND RESTRICTED CASH

Bank notes payable consist of the following:

	June 30,	December 31,
	2008	2007
Shenzhen Pingan Bank	$3,956,909	$4,112,913
Shenzhen Development Bank	9,225,777	2,286,780
	$13,182,685	$6,399,693

The bank notes have no interest bearing. Additionally, the bank charges a ½ of 1 percent fee on the amounts borrowed by the Company.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	June 31,	December 31,
	2008	2007
Construction Bank	$51,538.04	$-
Henshen Bank	217,107.92	749,373
Shenzhen Development Bank	1,854,788.06	1,233,874
Shenzhen Pingan Bank	1,715,251.31	-
	$3,838,685	$1,983,247

12. DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	June 30,	December 31,
	2008	2007
Due to Mr. Li Tianfu	$9,843,657	$11,008,770

The above amounts are due to Mr. Li Tianfu. These amounts are non-secured, no interest bearing, and are considered to be long-term with no fixed repayment date.

13. OTHER GENERAL AND ADMINISTRATIVE

For the six months ended June 30, 2008 and 2007 the amount of other general and administrative expenses mainly composed of the following events:

	June 30,	June 30,
	2008	2007
Audit and accounting	$7,783	$33,488
Legal fee	18,543	-
Office expenses	593,622	362,502
Salary and wages	275,733	443,306
Consulting	56,580	86,330
Rent & Utilities	81,065	48,024
Others	381	127,678
	$1,033,707	$1,101,328

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

14. STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company.

15. INCOME TAX

Niveous is registered in BVI and pays no taxes.

NIVS HK is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

NIVS PRC is registered in PRC and has tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC is entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years.

NIVS Shenzhen serves as a branch company of NIVS PRC. The assessment of its tax liabilities is combined with that of NIVS PRC.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The provision for taxes on earnings consisted of:

	December 31,
	2007	2006	2005
Current income taxes expenses:
PRC Enterprises Income Tax	$1,268,963	$752,552	$-
United States Federal Income Tax	-	-	-
Total	$1,268,963	$752,552	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	December 31,
	2007	2006	2005
U.S. statutory rate	34%	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%	-34%
PRC preferential enterprise income tax rate	24%	24%	24%
Tax holiday and relief granted to the Subsidiary	-12%	-12%	-24%
Provision for income tax	12%	12%	-

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

16. COMMITMENTS AND CONTINGENCIES

(1)
The Company and its subsidiaries have entered into several tenancy agreements for the lease of factory premises and staff quarters. The Company’s commitment for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter is as follows:

Year Ended December 31, 2007
For the year 2008	$179,093
For the year 2009	179,093
For the year 2010	179,093
For the year 2011	132,205
For the year 2012	41,483
Total	$710,966

(2)
In 2007, NIVS PRC was involved in litigation with KONINKLIJKE PHILIPS ELECTRONICS N.V. (“KONINKLIJKE”). KONINKLIJKE brought suit in the Provincial Court in PRC alleging that NIVS PRC violated its trade-mark use right. With the Court intermediation, KONINKLIJKE withdrew the accusation and an extracurial settlement was reached in April 2008. NIVS PRC agreed to pay KONINKLIJKE RMB300,000 (converted to US$41,129 as at 2007 year-end rate 7.29410:1) to settle the claim.

17. OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

18. CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at June 30, 2008 and December 31, 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

19. SUBSEQUENT EVENTS

In June 2008, Niveous entered into entered into a share exchange agreement with SRKP 19, Inc., a Delaware corporation, and all of the shareholders of Niveous. Pursuant to the exchange agreement, as it was amended (the “Exchange Agreement”), SRKP 19 agreed to issue an aggregate of 27,546,667 shares of its common stock in exchange for all of the issued and outstanding securities of Niveous (the “Share Exchange”). The Share Exchange closed in July 2008. Upon the closing of the Share Exchange on July 25, 2008, SRKP 19 issued an aggregate of 27,546,667 shares of its common stock to the shareholders of Niveous and their designees in exchange for all of the issued and outstanding securities of Niveous. Immediately after the closing of the Share Exchange, SRKP 19 changed its corporate name from “SRKP 19, Inc.” to “NIVS IntelliMedia Technology Group, Inc.” For accounting purposes, the Share Exchange will be treated as a reverse acquisition.

Concurrently with the close of the Share Exchange, NIVS IntelliMedia Technology Group, Inc. conducted an initial closing of a private placement transaction pursuant to which NIVS IntelliMedia Technology Group, Inc. sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, NIVS IntelliMedia Technology Group, Inc. conducted a second and final closing of the private placement pursuant to which NIVS IntelliMedia Technology Group, Inc. sold an aggregate of 1,304,587 shares of common stock at $1.80 per share, for gross proceeds of approximately $2.3 million, of which $1.3 million was represented by subscription receivables. Accordingly, NIVS IntelliMedia Technology Group, Inc. sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of $11.8. WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. NIVS IntelliMedia Technology Group, Inc. agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of NIVS IntelliMedia Technology Group, Inc. (the “Company”) and its wholly-owned subsidiary Niveous Holding Company Limited (referred to herein as “NIVS BVI”), and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”). This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this information statement.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

SRKP 19, INC.

Plan of Operation.  SRKP 19, Inc. incurred a net loss of $(13,302) for the six months ended June 30, 2008 and $(15,441) for the corresponding period in 2007.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. See below at “Management’s Discussion and Analysis of Financial Condition and Results of Operations-- NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.” for information regarding the Share Exchange transaction closed on July 25, 2008.

Liquidity and Capital Resources.  As of June 30, 2008, the Company had assets equal to $2,555 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations.  The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from January 3, 2007 (inception) to June 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

Overview

Through NIVS PRC, we engage in the development, production and sales of audio and video equipment, and set-top box products. In recent years, we have spent substantial resources on research and development to establish intelligent video and audio products (meaning products incorporating Chinese speech interactive technology) which we believe should help us diversify our revenue streams in addition to adding a higher margin product line. We combine our Chinese speech interactive technology with traditional video and audio products to form an intelligent audio visual system consisting of the audio system, TV set and DVB. Our audio products have a solid reputation and established brand name in the PRC, while abroad our products have been named among the most popular brands on consumer websites for several years.

We sell our products to wholesalers and distributors of electronic products. For export sales and OEM production, we produce based on customer demand and orders. For products with our own brand names, customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. For the six months ended June 30, 2008, we had eight customers that each accounted for at least 5% of the revenues that we generated, with one customer accounting for 11% of our revenue. These eight customers accounted for a total of approximately 65% of our revenue for that period. Similarly, during the year ended December 31, 2007, we had five customer that generated revenues of at least 5% of our revenues, with one customer accounting for 13% of our revenue. These five customers accounted for a total of approximately 38% of our revenue for the year ended December 31, 2007. For the year ended December 31, 2006, we had four customers that accounted for at least 5% of revenue, and these three customers accounted for approximately 49% of our revenue. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. We have long term supply contracts with stable supply source. This practice reduces our risk on shortage of raw material supply. But the purchase price fluctuation will still affect our production cost and gross margin.

On June 27, 2008, SRKP 19, Inc., a Delaware corporation (“SRKP 19”), entered into a share exchange agreement, as amended on July 25, 2008 (the “Exchange Agreement”), with NIVS BVI and its shareholders, pursuant to which these shareholders would transfer all of the issued and outstanding securities of NIVS BVI to SRKP 19 in exchange for 27,546,667 shares of SRKP 19’s common stock. On July 25, 2008, the Share Exchange closed and we became a wholly-owned subsidiary of SRKP 19, which immediately changed its name to “NIVS IntelliMedia Technology Group, Inc.” A total of 27,546,667 shares were issued to the former shareholders of NIVS BVI and their designees.

In addition, on July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million, of which $1.3 million was represented by subscription receivables. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000.

We entered into a consulting agreement with Nascent Value LLC (“Nascent”) pursuant to which Nascent will provide us with business consulting and investor relation services. As consideration for entering into the agreement and compensation for Nascent Value’s services under the agreement, we issued 425,000 shares of our common stock upon the closing of the Share Exchange. In connection with the issuance of the shares of common stock, we expect to recognize a charge to operations in an amount equal to approximately $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. We also agreed to pay Nascent $6,000 per month for their services.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue recognition.  We recognize revenue from the sales of products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience.

Allowance for doubtful accounts. In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

Inventories. Inventories comprise raw materials and finished goods are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Taxation. Under the tax laws of PRC, we have had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. We have been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

Results of Operations

Three months ended June 30, 2008 and 2007

Revenues, which consist of sales of our products, were $24.9 million for three months ended June 30, 2008, an increase of $7.3 million, or 41%, compared to $17.6 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products.

Cost of sales, which include raw material, labor and manufacturing overhead, were $19.2 million for three months ended June 30, 2008, an increase of $5.5 million, or 40%, compared to $13.7 million for the same period in 2007. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in the net revenue. As a percentage of the net revenue, cost of sales for the three months ended June 30, 2008 and 2007 were 77% and 78%, respectively.

Gross profit for the three months ended June 30, 2008 was $5.7 million, or 23% of revenues, compared to $4.0 million, or 23% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $0.7 million for three months ended June 30, 2008, a decrease of $0.1 million, or 13%, compared to $0.8 million for the same period in 2007. The decrease was primarily due to an implementation of cost control in advertising and marketing activities.

Research and development expenses, which were approximately $0.3 million for the three months ended June 30, 2008, an increase of approximately $0.2 million, or 200%, compared to $0.1 million for the same period in 2007. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $0.3 million for three months ended June 30, 2008, a decrease of $1.0 million, or 77%, compared to $1.3 million for the same period in 2007. The decrease was primarily a result of a decrease of bad debt reserves, professional fees and various tax and levies. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. The increase was due to new short-term and long-term bank loans during the three months ended June 30, 2008.

Income tax provisions for the three months ended June 30, 2008 were approximately $0.5 million, as compared to approximately $0.2 million for the three months ended June 30, 2007. The increase was primarily due to an increase in the taxable income for the three months ended June 30, 2008. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the three months ended June 30, 2008 and June 30, 2007 were 12.5% and 12%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $3.4 million for three months ended June 30, 2008, an increase of $2.2 million, or 183%, compared to $1.2 million for the same period in 2007.

Six months ended June 30, 2008 and 2007

Revenues were $51.6 million for six months ended June 30, 2008, an increase of $17.7 million, or 52%, compared to $33.9 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products.

Cost of sales were $39.6 million for six months ended June 30, 2008, an increase of $13.6 million, or 52%, compared to $26.0 million for the same period in 2007. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in the net revenue. As a percentage of the net revenue, cost of sales for the six months ended June 30, 2008 and 2007 were 77% and 77%, respectively.

Gross profit for the six months ended June 30, 2008 was $12.2 million, or 24% of revenues, compared to $8.2 million, or 24% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses were $1.4 million for six months ended June 30, 2008, a decrease of $0.3 million, or 18%, compared to $1.7 million for the same period in 2007. The decrease was primarily due to an implementation of cost control in advertising and marketing activities.

Research and development expenses, which were approximately $0.4 million for the six months ended June 30, 2008, an increase of approximately $0.3 million, or 300%, compared to $0.1 million for the same period in 2007. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses were $1.6 million for six months ended June 30, 2008, a decrease of $0.4 million, or 20%, compared to $2.0 million for the same period in 2007. The decrease was primarily a result of a decrease of bad debt reserves, professional fees and varies tax and levies. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $1.0 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase was due to new short-term and long-term bank loans during the six months ended June 30, 2008.

Income tax provisions for the six months ended June 30, 2008 were approximately $1.0 million, as compared to approximately $0.4 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the taxable income for the six months ended June 30, 2008. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the six months ended June 30, 2008 and June 30, 2007 were 12.5% and 12%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $6.6 million for six months ended June 30, 2008, an increase of $3.8 million, or 136%, compared to $2.8 million for the same period in 2007.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $1.0 million as of June 30, 2008, as compared to $1.4 million as of December 31, 2007. Our funds are kept in financial institutions located in China, and these funds are not insured. In addition, we also had approximately $3.8 million in restricted cash as of June 30, 2008, as compared to $2.0 million as of December 31, 2007. Our restricted cash is held as a security deposit for our recurring, short-term bank notes.

We are subject to the regulations of the PRC which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

We had negative working capital of approximately $49.7 million and $12.5 million as at June 30, 2008 and 2007, respectively. The increase of negative working capital was largely caused by the substantial increases in financing from bank loans and notes.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $5.4 million and $5.2 million, or 18% and 19% of current assets, as at June 30, 2008 and 2007, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We typically offer certain of our customers 30 to 90 days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

As of June 30, 2008, inventories amounted to $1.3 million, compared to $18.8 million at June 30, 2007.

We have entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. We had bank loans of approximately $34 million and $26 million as at June 30, 2008 and 2007, respectively. These loans carry annual interest rates of approximately 5.6% to 7.2% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by Company’s buildings, receivables and land use rights.

Prior to the Share Exchange, we entered into loan transactions with our founder, principal shareholder, Chief Executive Officer, and Chairman of the Board, Tianfu Li. In these transactions, we would borrow funds from Mr. Li and we would also lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; and Hyundai Lighting & Electronic (Int’l) Holding. The loans were not secured, do not bear interest, and were considered to be long-term with no fixed repayment date. We ceased to engage in these loan transactions immediately prior to the closing of the Share Exchange, and we do not intend to continue these loans to and from Mr. Li in the future. As of June 30, 2008, the entities owned by Mr. Li had an aggregate outstanding loan balance of $1.7 million owed to us and we had an outstanding loan balance of $0.4 million owed to Mr. Li. As of July 18, 2008, prior to the closing of the Share Exchange, the entities owned by Mr. Li had repaid all of the amounts owed to us and we had repaid all amounts owed to Mr. Li. As a result, Mr. Li, as of July 18, 2008, did not directly or indirectly owe any loan amounts to us and we did not directly or indirectly owe any loan amounts to Mr. Li.

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million, of which $1.3 million was represented by subscription receivables. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. We agreed to file a registration statement covering the common stock sold in the Private Placement and to pay for all costs related to the registration of the shares.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $93,000 and $85,000 for the six months ended June 30, 2008 and 2007, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash used in operating activities was $2.8 million for the six months ended June 30, 2008, compared to net cash provided by operations of $4.6 million for the six months ended June 30, 2007. The $1.8 million decrease was primarily due to a decrease of restricted cash balance, in addition to an increase of accounts payable.

Net cash used in investing activities amounted to approximately $2.8 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2007. The change was due to the increase of purchasing of property and equipment.

Net cash used in financing activities amounted to $1.2 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $6.9 million for the six months ended June 30, 2007. The decrease of cash provided was primarily a result of an increase of proceeds of bank notes and bank loans.

Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Discloses About Market Risk

SRKP 19, INC.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, SRKP 19, Inc. is not required to provide information required by this Item.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates. If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency in Chinese Renminbi (“RMB”). As a result, currently the effect of the fluctuations of RMB exchange rates only has minimum impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets. Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated our intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the second quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Please see Item 5 of Part II for a discussion of our internal control over financial reporting subsequent to the closing of the Share Exchange.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

SRKP 19, INC.

For a discussion of the risk factors related to SRKP 19, Inc., please refer to the Annual Report for the year ended December 31, 2007 filed with the SEC on March 15, 2008, in addition to the risks discussed below.

NIVEOUS HOLDING COMPANY LIMITED

RISKS RELATED TO OUR OPERATIONS

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For three months ended June 30, 2008, we had eight customers that each accounted for at least 5% of the revenues that we generated, with one customer accounting for 11% of our revenue. These eight customers accounted for a total of approximately 65% of our revenue for that period. During the years ended December 31, 2007 and 2006, we had five and four customers that generated revenues of at least 5% of our revenues, with one customer accounting for 13% and 17% of our revenue, respectively. These customers accounted for a total of approximately 38% and 49% of our revenue for the years ended December 31, 2007 and 2006, respectively. We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.

Our lack of long-term purchase orders and commitments could lead to a rapid decline in our sales and profitability.

All of our significant customers issue purchase orders solely in their own discretion, often only two to four weeks before the requested date of shipment. Our customers are generally able to cancel orders or delay the delivery of products on relatively short notice. In addition, our customers may decide not to purchase products from us for any reason. Accordingly, we cannot assure you that any of our current customers will continue to purchase our products in the future. As a result, our sales volume and profitability could decline rapidly with little or no warning whatsoever.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of customers. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

Historically, a substantial portion of our assets has been comprised of accounts receivable representing amounts owed by a small number of customers. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.
Our accounts receivable represented approximately 18%, 18% and 1% of our total current assets as of June 30, 2008 and December 31, 2007 and 2006, respectively. As of June 30, 2008, 49.6% of our accounts receivable represented amounts owed by eight customers, each of which represented over 5% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from one month to as high as four months from the time we sell our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We had negative working capital of approximately $28.8 million, $12.6 million, $34 million and $12 million as at June 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively. The increase of negative working capital was largely caused by the substantial increases in financing from bank loans and notes. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences for you, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments that we may have or obtain, including restrictive covenants and borrowing conditions, could result in an event of default the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Consumer electronics products are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

Consumer electronics products are subject to rapid technological changes which often cause product obsolescence. Companies within the consumer electronics industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product's life cycle is extremely short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, we form alliances or business relationships with, and make strategic partnerships with, other companies to introduce new technologies. This is particularly important to the development and enhancement of our Chinese interactive speech technology. In some cases, such relationships are crucial to our goal of introducing new products and services, but we may not be able to successfully collaborate or achieve expected synergies with our partners. We do not, however, control these partners, who may make decisions regarding their business undertakings with us that may be contrary to our interests. In addition, if these partners change their business strategies, we may fail to maintain these relationships.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We expect to incur additional expenses due to contributions to a PRC housing assistance fund for our employees.

We have employees based in Huizhou, China, and under applicable regulations we intend to commence contributions to a housing assistance fund for these employees. We expect to commence contributions to the fund after the proposed listing of our securities on a national securities exchange, which could occur as early as the fourth quarter of 2008. We expect to incur increased operation costs and expenses in connection with these planned contributions and could have negative effect on our results of operations.

We may incur design and development expenses and purchase inventory in anticipation of orders which are not placed.

In order to transact business, we assess the integrity and creditworthiness of our customers and suppliers and we may, based on this assessment, incur design and development costs that we expect to recoup over a number of orders produced for the customer. Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence if the orders anticipated do not materialize. We may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order that is not realized. Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

We are subject to market risk through our sales to international markets.

A growing percentage of our sales are being derived from international markets. These international sales are primarily focused in Europe, Southeast Asia, and North America. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

•	exchange controls;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	Economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

In addition, we utilize third-party distributors to act as our representative for the geographic region that they have been assigned. Sales through distributors represent approximately 70% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

If our third party sales representatives and distributors fail to adequately promote, market and sell our products, our revenues could significantly decrease.

A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. During our fiscal years ended December 31, 2007 and 2006, these organizations were responsible for approximately 18% and 26%, respectively, of our net revenues during such periods. If any of the third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor can be retained by us. Finding replacement organizations and distributors can be a time consuming process during which our revenues could be negatively impacted.

Our speech-controlled products may not achieve widespread acceptance or may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers or claims against us.

We have invested and expect to continue to invest heavily in the research, development and marketing of our Chinese-speech technology consumer products. The market for these products are is relatively new and rapidly evolving. Our ability to increase revenue in the future depends largely on acceptance of speech-controlled consumer electronic products in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on:

•	consumer and business demand for speech-enabled products and applications;

•	continuous improvement in speech interactive technology; and

•	development by third-party vendors and manufacturers of applications using speech technologies.

Sales of our speech-controlled products would be harmed if the market for such products does not continue to develop or develops more slowly than we expect, and, consequently, our business would be harmed and we may not recover the costs associated with our investment in our speech interactive technologies.

In addition, complex software applications, such as our Chinese speech interactive technology, often contain errors, defects or bugs. Defects in the solutions or products that we develop and sell to our customers could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or our products and services. Customers who are not satisfied with any of our products may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.

We have significant outstanding short-term borrowings, and we may not be able to obtain extensions when they mature.

Our notes payable to banks for short-term borrowings as of June 30, 2008 and December 31, 2007 and 2006 were approximately $13.2 million, $28.6 million and $13.0 million, respectively. Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the medium- to high- priced sector of the consumer electronics market and compete primarily on the basis of:

•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design;

•	consumer acceptance of our trademark; and

•	quality service and support to retailers and our customers.

In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:

•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

The consumer electronics industry is subject to significant fluctuations in the availability of raw materials and components. If we do not properly anticipate the need for critical raw materials and components, we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

As the availability of raw materials and components decreases, the cost of acquiring those raw materials and components ordinarily increases. If we fail to procure adequate supplies of raw materials and components in anticipation of our customers' orders or end-users’ demand, our gross margins may be negatively impacted due to higher prices that we are required to pay for raw materials and components in short supply. High growth product categories have experienced chronic shortages of raw materials and components during periods of exceptionally high demand. If we do not properly anticipate the need for critical raw materials and components, we may pay higher prices for the raw materials and components, we may not be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

Unanticipated disruptions in our operations or slowdowns by our suppliers and shipping companies could adversely affect our ability to deliver our products and service our customers which could materially and adversely affect our revenues and our relationships with our customers.

Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on:

•	the efficient and uninterrupted operation of our distribution centers; and

•	the timely and uninterrupted performance of third party suppliers, shipping companies, and dock workers.

Any material disruption or slowdown in the operation of our distribution centers, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal manufacturers, suppliers and shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

We rely heavily on our founder and Chief Executive Officer, Tianfu Li. The loss of his services could adversely affect our ability to source products from our key suppliers and our ability to sell our products to our customers.

Our success depends, to a significant extent, upon the continued services of Tianfu Li, who is our founder, Chairman of the Board, and Chief Executive Officer. Mr. Li has, among other things, developed key personal relationships with our suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Li could, therefore, result in the loss of favorable relationships with one or more of our suppliers and/or customers. We do not maintain "key person" life insurance covering Mr. Li or any other executive officer. The loss of Mr. Li could significantly delay or prevent the achievement of our business objectives and adversely affect our business, financial condition and results of operations.

We may not be able to effectively recruit and retain skilled employees, particularly scientific, technical and management professionals.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including scientific, technical and management professionals. We anticipate that we will need to hire additional skilled personnel in all areas of our business. Industry demand for such employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor. Recent changes in Chinese labor laws that are effective January 1, 2008 are likely to increase costs further and impose restrictions on our relationship with our employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Our business could be materially adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own a trademark related to the sale of our NIVS products, which is materially important to our business, as well as our licenses, other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. Our trademarks are registered in China. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be materially adversely affected.

Our inability to protect our proprietary rights could materially adversely affect the license of our trade names and trademarks to third parties as well as our ability to sell our products. Litigation may be necessary to:

•	enforce our intellectual property rights;

•	protect our trade secrets; and

•	determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of our business.

We may receive notice of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. As of the date of this filing, we do intend to conduct a public offering financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch: With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•
Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•
Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

Our facilities and information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our headquarters and major facilities including manufacturing plants, sales offices and research and development centers are located in China. We also operate procurement, logistics, sales and marketing facilities in other parts of the world. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay production and shipment. We may incur expenses relating to such damages.

RISKS RELATED TO US DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the consumer electronics business and electric product safety, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Huizhou NIVS Audio & Video Technology Company Limited, (“NIVS PRC”), is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all of our directors and officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, NIVS PRC, is a Sino-foreign Equity Joint Venture, which can only conduct business within its approved business scope, which ultimately appears on its business license. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, it will be required to enter into a negotiation with the authorities for the approval to expand the scope of our business. We cannot assure investors that NIVS PRC will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our electronics manufacturing operations. Our environmental permit from the Huizhou Environmental Protection Bureau covering our manufacturing operations will expire in December 2010. The permit only covers of the existing premises at our manufacturing facility, and if we expand our operations, we will have to obtain further certification from the Bureau. In addition, we are required to renew some of our environmental certificates each year. If we do not receive the renewed permit or we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

We cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our proposed public offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Most of our PRC resident stockholders, as defined in the SAFE notice, have not registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in NIVS BVI. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, NIVS PRC’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit NIVS PRC’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. NIVS’ PRC counsel, Guangdong Laowei Law Firm, has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our Common Stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our proposed public offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our proposed public offering before settlement and delivery of the common stock offered thereby. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the inflation rate in China reached a high point of 4.8% in 2007 as compared to the past several years. The inflation rate in China was 1.8% in 2005 and 1.5% in 2006. The inflation rate is expected to continue to increase in 2008. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

We have enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of PRC, we have had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. We have been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

A significant portion of our revenues are generated from sales in China. The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our wholly-owned subsidiary, NIVS BVI, as the 97.5% owner of NIVS PRC, is required to pay to NIVS PRC an amount equal to approximately $8.7 million for NIVS BVI’s unpaid equity interest in NIVS PRC. If this payment is not made, we may be subject to penalties and, if amounts due are not eventually paid, we may not be able to continue to participate in the profits of NIVS PRC.

If NIVS BVI does not timely make payment to NIVS PRC an aggregate amount of $8.7 million for the unpaid equity interests owned by NIVS BVI, we may be subject to penalties from the PRC government. In addition, the PRC government has the discretion to prevent NIVS BVI from participating in the profits of NIVS PRC until such amount is paid, which would have a substantial material adverse effect on our business, financial condition and results of operations. We expect to cause NIVS BVI to pay all amounts due in October 2008, prior to the due dates; however, there can be no assurance that we or NIVS BVI will have sufficient funds to make such payment, which would cause our stock price to decline.

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the American Stock Exchange in the future. There is no guarantee that the American Stock Exchange, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the American Stock Exchange, we may seek quotation on the OTC Bulletin Board. The FINRA has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the shares of our common stock issued in an equity financing that was conducted in concurrently with the Share Exchange. The registration statement must be filed within 30 days of the closing of the Share Exchange. Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 90 days after our common stock is first listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up every thirty (30) days in eleven equal installments. In addition, the placement agent, in its discretion, may release some or all the Shares earlier than the schedule set forth in this section. Any such early release by the placement agent will apply equally to each of the investors in the Private Placement.

We also intend to register with the Private Placement shares all of the 425,000 shares that we expect to issue to an investor relations firm and 2,340,000 shares of common stock held by our shareholders immediately prior to the Share Exchange and all of the 946,667 shares of common stock underlying the 946,667 warrants held by our shareholders immediately prior to the Share Exchange. Of the 2,340,000 shares and 946,667 shares, 477,594 shares and 193,214 shares, respectively, will be covered by the registration statement filed in connection with the Private Placement, and 1,862,406 shares and 753,453 shares, respectively, which are beneficially owned by affiliates of the placement agent, will be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Additionally, following the Share Exchange, the former stockholders of NIVS BVI, and their designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the closing of the Share Exchange, 1% of our issued and outstanding shares of common stock was approximately 382,200 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

The interests of the existing minority shareholder in NIVS PRC may diverge from our own interests and this may adversely affect our ability to manage NIVS PRC.

NIVS PRC, our principal operating subsidiary, is an equity joint venture in which we directly own a 97.5% interest and our founder, Chief Executive Office, and Chairman of the Board, Tianfu Li, owns the remaining 2.5% interest. Mr. Li’s interest may not be aligned with our interest at all times. If our interests diverge, Mr. Li may exercise his rights, as dictated under PRC laws, to protect his own interest, which may be adverse to us and our investors. For example, should we wish to transfer our equity interest in NIVS PRC, in whole or in part, to a third-party, Mr. Li will have a right to force us to repurchase his interests under general company regulations. If Mr. Li exercises his rights, our control of NIVS PRC may be compromised and our financial condition and results of operations may suffer.

Following the Share Exchange, the former principal shareholders of NIVS BVI have significant influence over us.

The former shareholders of NIVS BVI, and their designees, beneficially own or control approximately 77.5% of our outstanding shares as of the close of the Share Exchange. If these shareholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former NIVS BVI shareholders and their designees, we could be prevented from entering into transactions that could be beneficial to us. The interests of the former NIVS BVI shareholders and their designees may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On June 27, 2008, we entered into the Exchange Agreement with all of the shareholders of NIVS BVI, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of NIVS BVI in exchange for shares of our common stock. On July 25, 2008, the Exchange Agreement was amended, the Share Exchange closed, NIVS BVI became our 100%-owned subsidiary, and our sole business operations became that of NIVS BVI. We also have a new Board of Directors and management consisting of persons from NIVS BVI and changed our corporate name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc.

We may not realize the benefits that we hoped to receive as a result of the Share Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Share Exchange will be realized with respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. NIVS’ management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We will incur an expense charge of up to approximately $765,000 in connection with the issuance of 425,000 shares of common stock that we intend to issue for investor relation services.

We entered into an agreement to with an investor relations agreement with Nascent Value LLC (“Nascent”) pursuant to which we issued 425,000 shares of our common stock to Nascent upon the closing of the Share Exchange in exchange for investor relation services. We expect to recognize a charge to operations in an amount equal to up to approximately $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. The expense will have a negative effect on our results of operations and we may not realize a benefit from the investor relation services that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of NIVS at or above the price they paid for them.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our reliance on our major customers for a large portion of our net sales;

•	Our ability to develop and market new products;

•	Our ability to raise additional capital to fund our operations;

•	Our ability to accurately forecast amounts of supplies needed to meet customer demand;

•	Exposure to market risk through sales in international markets;

•	The market acceptance of our products;

•	Exposure to product liability and defect claims;

•	Fluctuations in the availability of raw materials and components needed for our products;

•	Protection of our intellectual property rights;

•	Changes in the laws of the PRC that affect our operations;

•	Inflation and fluctuations in foreign currency exchange rates;

•	Our ability to obtain all necessary government certifications, approvals, and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The risks included above are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and operating results. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should read this report, and the documents that we reference in this report and have filed as exhibits to this report with the Securities and Exchange Commission, completely and with the understanding that our actual future results, levels of activity, performance and achievements may materially differ from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On July 25, 2008, we consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of June 27, 2008, and amended as of July 25, 2008, with NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and the shareholders of NIVS BVI (the “Shareholders”), whereby we (i) became the 100% parent of NIVS BVI and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”); (ii) assumed the operations of NIVS BVI and its subsidiaries and (iii) changed our name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. Upon the closing of the Share Exchange on July 25, 2008, which occurred after the end of the period covered by this report, the internal control over financial reporting utilized by NIVS BVI prior to the Share Exchange became the internal control over financial reporting of our company. Following the Share Exchange the sole business conducted by our company became the business conducted by NIVS BVI, and we appointed new officers and directors.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIVS IntelliMedia Technology Group, Inc.

Dated: August 18, 2008	/s/ Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer