Form 10-Q
period 2008-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2008-12-04
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-52933

NIVS IntelliMedia Technology Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8057809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NIVS Industry Park, No. 29-31, Shuikou Road, Huizhou, Guangdong, China 516006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

86-752-3125862
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 36,855,714 as of November 10, 2008.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

Part I. Financial Information

Item 1. Financial Statements

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In US Dollars)

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$3,114,058	$1,438,651
Short-term investment, marketable securities	10,736	10,061
Trade receivables, net (Note 3)	20,971,383	4,510,833
Land purchase price overpayment	-	-
Interest receivables (Note 6)	393,919	-
Inventories, net (Note 5)	6,847,852	17,347,370
Restricted cash (Note 12)	4,318,165	1,983,247
Prepaid expenses and deposits	2,587,701	18,585
Total current assets	38,243,814	25,308,747
Due from related parties (Note 6)	7,619,895	2,213,370
Property and equipments, net (Note 7)	54,276,881	46,624,502
Advances to suppliers (Note 4)	23,975,026	14,391,650
Intangible assets, net (Note 8)	2,355,195	2,228,974
Total Assets	$126,470,811	$90,767,243

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable - trade	$8,428,310	$14,560,824
Due to related parties (Note 6)	568,063	-
Customer deposit (Note 9)	3,134,519	2,454,761
Accrued liabilities and other payable	1,017,163	490,142
Various taxes payable	983,673	187,711
Short-term loans (Note 10)	36,118,646	28,645,571
Current portion of long-term bank loan payable (Note 11)	-	4,455,656
Wages payable	371,183	608,222
Bank notes payable (Note 12)	19,414,388	6,399,693
Corporate tax payable	2,330,045	1,725,765
Total current liabilities	72,365,990	59,528,345
Due to shareholder (Note 13)	9,133,637	11,008,770
Total liabilities	81,499,627	70,537,115

Minority interest	1,040,001	626,346

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, 0 shares outstanding at September 30, 2008
and December 31, 2007 (Note 1)	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 36,855,714 and 27,546,667 shares issued and outstanding
at September 30, 2008 (unaudited) and December 31, 2007, respectively (Note 1)	3,686	2,755
Additional paid-in capital	12,205,681	755,803
Accumulated other comprehensive income	3,702,406	2,122,612
Statutory surplus reserve fund (Note 15)	1,278,764	1,278,764
Retained earnings (unrestricted)	26,740,646	15,443,848
Total Shareholders' Equity	43,931,183	19,603,782
Total Liabilities and Shareholders' Equity	$126,470,811	$90,767,243

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In US Dollars)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$49,411,468	$16,730,346	$101,048,363	$50,660,199
Other Sales	164,939	313,838	320,992	599,219
Cost of Goods Sold	(38,261,969)	(12,743,673)	(77,852,802)	(38,742,351)
Gross Profit	11,314,438	4,300,511	23,516,553	12,517,067

Selling Expenses	1,286,796	826,037	2,649,900	2,543,024
-
General and administrative		-
Amortization	18,003	14,858	51,491	45,482
Depreciation	87,859	71,267	249,068	205,149
Bad debts	424,299	338,838	808,401	1,122,461
Merger cost	1,783,586	-	1,783,586	-
Stock-based compensation (Note 21)	765,000	-	765,000	-
Others General and administrative (Note 14)	857,584	765,073	1,891,291	1,866,401
Total General and administrative	3,936,331	1,190,036	5,548,837	3,239,493
Research and development	261,141	115,107	668,323	257,379
Total operating expenses	5,484,268	2,131,180	8,867,060	6,039,896
Income from operations	5,830,170	2,169,331	14,649,493	6,477,171

Other income (expenses)
Government grant	21,506	-	21,506	-
Write-down of inventory	-	(2,799)	-	(393,205)
Interest income	250,664	(10,104)	393,946	1,204
Interest expense	(517,857)	(353,561)	(1,563,094)	(993,656)
Imputed interest	(147,620)	(245,371)	(446,953)	(494,610)
Sundry income (expense), net	(31,544)	(33,545)	(22,370)	(65,973)
Total other income (expenses)	(424,851)	(645,380)	(1,616,965)	(1,946,240)

Income before minority interest and income taxes	5,405,319	1,523,951	13,032,528	4,530,931
Income taxes	(645,936)	(54,057)	(1,621,020)	(488,179)
Minority interest	(196,195)	(36,761)	(363,328)	(101,421)

Net Income	$4,563,188	$1,433,133	$11,048,180	$3,941,331

Basic and diluted earnings per share	$0.13	$0.05	$0.37	$0.14

Weighed-average shares outstanding	34,147,201	27,546,667	29,746,845	27,546,667

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities	(Unaudited)	(Unaudited)

Net Income	$11,048,180	$3,941,331
Adjustments to reconcile net income to net cash provided by operating activities:
Minority Interest	363,328	101,421
Bad debts	808,401	1,122,461
Depreciation	3,575,811	767,755
Amortization	51,491	45,482
Imputed interest	446,953	494,610
Stock-based compensation	765,000	-
Write-down of inventory	-	393,205
Changes in operating assets and liabilities:
Account receivable-trade	(17,268,951)	(6,778,942)
Interest receivables	(393,919)	-
Advance to suppliers for purchases	(9,583,376)	(10,343,039)
Prepaid expenses and deposits	(2,569,116)	(127,780)
Inventories, net	10,499,518	(6,943,597)
Restricted cash	(2,334,918)	(1,678,062)
Accounts payable and accrued liabilities	(4,925,735)	4,845,147
Various taxes payable	795,962	(1,740,064)
Wages payable	(237,039)	(16,510)
Corporate tax payable	604,280	259,129
Net cash used in operating activities	(8,354,130)	(15,657,453)

Cash Flows From Investing Activities
Purchases of property and equipment	(8,176,812)	(1,847,361)
Purchases of intangible assets	(28,674)	-
Net cash used in investing activities	(8,205,486)	(1,847,361)

Cash Flows From Financing Activities
Proceeds of loans	69,977,859	58,645,500
Repayments of loans	(66,957,669)	(42,016,949)
Proceeds of bank notes	27,571,598	16,476,779
Repayments of bank notes	(16,964,527)	(17,001,581)
Capital lease payable	-	(61,669)
Net proceeds from private placement	10,487,474
Due to shareholder	(1,875,133)	9,655,704
Due from related parties	(5,406,525)	(7,229,905)
Due to related parties	568,063	-
Net cash provided by financing activities	17,401,140	18,467,879

Effect of exchange rate changes on cash	833,883	545,730
Net increase in cash and cash equivalents	1,675,407	1,508,795

Cash and cash equivalents, beginning of period	1,438,651	559,390

Cash and cash equivalents, end of period	$3,114,058	$2,068,185

Supplemental disclosure information:

Interest expense paid	$1,045,237	$640,095
Income taxes paid	$975,084	$434,122

Non cash investing and financing activities:
Exchange of investment for equipment (Note 5)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

NIVS IntelliMedia Technology Group, Inc. (“NIVS USA”) was incorporated in the State of Delaware on December 7, 2006. NIVS USA was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On July 25, 2008, NIVS USA (i) closed a share exchange transaction pursuant to which it became the 100% parent of Niveous Holding Company Limited (“Niveous”) (ii) assumed the operations of Niveous and its subsidiaries, and (iii) changed its name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc.

Because the shares issued by the NIVS USA to the shareholders of Niveous and their designees in the aforementioned transaction represented a controlling interest, the transaction has been accounted for as a recapitalization or reverse merger with Niveous being considered the acquirer. The accompanying consolidated financial statements have been restated on a retroactive basis to present the capital structure of Niveous as though it were the reporting entity.

Niveous was incorporated in British Virgin Islands (BVI) on October 31, 2003. As at December 31, 2007, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

In April, 2004, Niveous, the BVI company, acquired 97.5% of ownership of NIVS (HZ) Audio & Video Tech Company Limited (“NIVS PRC”) from its original shareholders. NIVS PRC is the main operating company located in Huizhou, PRC. It engages in research, development, production, marketing and sales of audio & video electronic equipments for domestic and international market. As at December 31, 2004, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In April, 2005, Niveous acquired 100% of ownership of NIVS International (H.K.) Limited (“NIVS HK”) under an ownership transfer agreement. NIVS HK is a holding company incorporated in November 2004 in Hong Kong, PRC with the original sole shareholder Mr. Li Tianfu. Pursuant to the transfer agreement, Niveous agreed to pay Mr. Li Tianfu 1M HKD for the ownership transfer.

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

In June 2008, NIVS HK entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to Niveous. Pursuant to the agreement, Niveous agreed to pay NIVS HK 50M HKD within three months. After the restructuring, NIVS PRC became a subsidiary of Niveous. As a result, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

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

Prior to the closing of the Share Exchange, the NIVS USA’s shareholders canceled an aggregate of 4,756,390 shares held by them such that there were 2,340,000 shares of common stock outstanding immediately prior to the Share Exchange. The shareholders also canceled an aggregate of 6,149,723 warrants such that the shareholders held an aggregate of 946,667 warrants immediately after the Share Exchange.

Concurrently with the close of the Share Exchange, NIVS USA conducted an initial closing of a private placement transaction pursuant to which NIVS USA sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, NIVS USA conducted a second and final closing of the private placement pursuant to which NIVS USA sold an aggregate of 1,304,587 shares of common stock at $1.80 per share, for gross proceeds of approximately $2.3 million. Accordingly, NIVS USA sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of $11.8 million. WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. NIVS USA agreed to file a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

NIVS USA and its subsidiaries - Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred throughout as the “Company”. To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2007 and as of September 30, 2008, and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007, respectively.

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

d.	Fair values of financial instruments

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Building Molds Machinery and Equipment Electronic Equipment	38 years 8 years 10 years 5 years
Leasehold Improvements	5 years
Office and Other Equipment	5 years
Automobiles	5 years

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

i.	Intangible assets

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

Research and development costs are expensed to operations as incurred. The Company spent $668,323 and $257,379 on direct research and development (“R&D”) efforts in the nine months ended September 30, 2008 and 2007, respectively.

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	7.29410	7.59474
Nine Months ended September 30, 2007	7.4974	7.6546
Nine Months ended September 30, 2008	6.8353	6,9750

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	7.80214	7.80153
Nine Months ended September 30, 2007	7.7730	7.78101
Nine Months ended September 30, 2008	7.7688	7.7973

r.	Customer deposit

The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products.

s.	Related parties

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

t.	Recently issued accounting pronouncements

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

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

u.	Recently adopted accounting pronouncements

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2008	2007
Accounts receivable-trade	$22,506,747	$5,239,098
Allowance for doubtful accounts	(1,535,364)	(728,265)
Accounts receivable-trade, net	$20,971,383	$4,510,833

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2007, and as of September 30, 2008, is displayed as follows:

	September 30,	December 31,
	2008	2007
Beginning balance	$(728,265)	$(220,334)
Provision/Reversal during the period	(807,099)	(507,931)
Ending balance	$(1,535,364)	$(728,265)

4.	ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	September 30,	December 31,
	2008	2007
Dengfeng Digital	$125,197	$261,274
Liangchuan Chemical	-	280,309
Guangdong Renxin	456,348	200,726
Kiayi Techonology	124,844	116,994
Yintian Chemical	472,268	411,120
Desheng Digital	10,489,728	6,466,384
Baoyitong Trading	-	2,696,980
Huaneng Ltd	147,426	1,077,299
Shenghang	1,110,897	949,118
Yide	3,650,278	364,880
Ningxia Yuanfeng	1,736,581	788,994
Others	5,661,459	777,572
	$23,975,026	$14,391,650

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchase. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection:

The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the arrangements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the years ended December 31, 2007 and the nine months ended September 30, 2008.

5.	INVENTORY

Inventory includes raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventory consists of the following:

	September 30,	December 31,
	2008	2007
Raw material	$1,074,006	$15,965,784
Finished goods	5,880,300	1,486,977
Reserve for obsolete inventory	(106,454)	(105,391)

Inventory, net	$6,847,852	$17,347,370

The change of the reserve for obsolete inventory between the reporting periods, as of December 31, 2007, and as of September 30, 2008, is displayed as follows:

	September 30,	December 31,
	2008	2007
Beginning balance	$(105,391)	$(5,130)
Provision/Reversal during the period	-	(100,261)
Foreign exchange adjustment	(1,063)	-
Ending balance	$(106,454)	$(105,391)

6.	DUE FROM (TO) RELATED PARTIES

Due from related parties consist of the following:

	September 30,	December 31,
	2008	2007
NIVS Investment (SZ) Co., Ltd.	$-	$773,234
Zhongkena Technology Development	20,921	380,470
Xentsan Technology (SZ) Co., Ltd.	-	356,452
Korea Hyundai Light & Electric (Int'l) Holding	1,849,865	703,214
NIVS Information & Technology (HZ) Co., Ltd.	7,315	-
Hyundai Light & Electric (HZ) Co., Ltd.	5,741,794	-
Total	$7,619,895	$2,213,370

Amounts owing to the Company from Zhongkena Technology Development, Korea Hyundai Light & Electric (Int’l) Holding and NIVS Information & Technology (HZ) Co., Ltd. represent unsecured working capital loans due on demand.

Due to related parties consist of the following:

	September 30,	December 31,
	2008	2007
NIVS Investment (SZ) Co., Ltd.	$568,063	$-

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

The share holding relationships of the related parties are as follows:

	Shareholder	Title	Holding %
NIVS Investment (SZ) Co., Ltd.	Mr. Li Tianfu	Director	90%
Zhongkena Technology Development	NIVS Investment (SZ) Co., Ltd.	Holding company controlled by Mr. Li Tianfu	60%
	Mr. Liu Jishen	Director	40%
Xentsan Technology (SZ) Co., Ltd.	NIVS Investment (SZ) Co., Ltd.	Holding company controlled by Mr. Li Tianfu	51%
	Mr. Li Tianfu	Director	49%

NIVS Information & Technology (HZ) Co., Ltd. is owned by Zhongkena Technology Development (SZ) Co., Ltd. (5%) and NIVS Investment (SZ) Co., Ltd. (95%).

Prior to July 18, Korea Hyundai Light & Electric (Int’l) Holding Limited owned 100% of Hyundai Light & Electric (HZ) Co., Ltd., and Mr. Li owned 100% Korea Hyundai Light & Electric (Int’l) Holding Limited. On July 18, Mr. Li sold his 100% ownership in Korea Hyundai Light & Electric (Int’l) Holding Limited to China Intelligent Electronic Holding Company Limited., which is now 100% owned by Ms. Jin Xiang Ying. Ms Jin Xiang Ying is an individual who is not related to Mr. Li or the NIVS Groups. After the transfer, Mr. Li is no longer a director of Korea Hyundai Light & Electric (Int’l) Holding Limited and Hyundai Light & Electric (HZ) Co., Ltd. Mr. Li's sister, Ms. Li Xue Mei, is an executive director and general manager of Hyundai Light & Electric (HZ) Co., Ltd.

On March 12, 2008, the Company entered into a note agreement to lend Hyundai Light and Electric (HZ) Co Ltd.’s supplier 38,474,900RMB. The note bears an interest rate of 1.5% per month and matures in four months. The note is guaranteed by Hyundai Light and Electric (HZ) Co Ltd. If the note is not repaid on time, a penalty of 0.5% will be assessed on the total note amount. On June 16, 2008, a supplemental agreement was signed by the parties to amend the note’s maturity date to December 31, 2008. The rest of the above loans to related parties as specified above were for the purpose of temporary funding in business operation. These funding transactions were unsecured and without fixed maturity dates. Such transactions were borrowed and repaid frequently. Normally, it was agreed that the loan amounts were to be paid back to the Company within three to six months from the date of the loan transaction.

On November 24, 2008, the note due to the Company was repaid in full by Hyundai Light and Electric (HZ) Co Ltd. Furthermore, on November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Repayment Agreement”) with Mr. Li and each of NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). The purpose of the Repayment Agreement was to confirm complete and immediate repayment of all loan amounts that were due to (from) the Company by (to) the Related Companies. Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$9.1 million owed to Mr. Li (the “Li Debt”) and $568,063 owed to NIVS Investment (SZ) Co., Ltd. (the “NIVS Investment Debt”) (see Note 13), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$1,878,101 owed to the NIVS Group (the “Related Companies’ Debt”) (as set forth in this Note 6). Pursuant to the Repayment Agreement, the Related Companies’ Debt was repaid and/or set off in full against the NIVS Investment Debt, in totality, and the Li Debt, partially, such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt is no longer outstanding, the NIVS Investment Debt was reduced to zero, and neither Mr. Li nor any of the Related Companies owe the NIVS Group any loan amount.

Furthermore, pursuant to the Repayment Agreement, a portion of the Li Debt is set off, such that the Li Debt remaining after deducting the total amount of the Related Companies’ Debt repaid via the set-off against the NIVS Investment Debt, in totality, and the Li Debt, partially (the “Repayment Amount”) is equal to an aggregate amount of US$7.8 million (the “Remaining Debt”). As a result of the transactions contemplated by the Repayment Agreement, the Repayment Amount was repaid and the NIVS Group does not owe any loan amount to Mr. Li or any of the Related Companies other than the Remaining Debt. The Repayment Agreement also contains an acknowledgement by the parties to the Repayment Agreement that there are no remaining debt obligations owed to the NIVS Group, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of the Company, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by the NIVS Group to such persons or entities in the future. Due to the loans that we made to the entities owned and controlled by our chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002, we and/or our chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

7.	PROPERTY AND EQUIPMENT

Property and equipments consist of the following:

	September 30,	December 31,
	2008	2007
Building	$16,612,494	$15,567,497
Molds	28,636,264	26,834,921
Machinery and Equipments	9,129,780	5,762,197
Electronic, office and other equipments	642,734	590,063
Automobiles	1,212,156	844,218
Construction in progress	4,870,381	-
Accumulated Depreciation	(6,826,928)	(2,974,394)

Property and equipments, net	$54,276,881	$46,624,502

The depreciation expenses are $3,575,811 and $767,755 in the nine months ended September 30, 2008 and 2007, respectively.

	Nine months ended September 30,
	2008	2007
Cost of sales	$3,293,779	$423,665
General & Adminitrative	249,068	205,149
Selling	32,964	138,941
Total	$3,575,811	$767,755

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2008	December 31, 2007
Land use rights	$2,750,473	$2,577,423
Computer software use rights	34,072	4,509
Accumulated amortization	(429,350)	(352,958)

Intangible assets, net	$2,355,195	$2,228,974

The amortization expense is $51,491, and $45,482 in the nine months ended September 30, 2008 and 2007, respectively.

	Nine months ended September 30,
	2008	2007
General and administrative expense	$51,491	$45,482

Total	$51,491	$45,482

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

9.	CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In their agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to rework, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the year ended December 31, 2007 and the nine months ended September 30, 2008 the Company has had no costs related to a contract breach or product quality issue.

Customer deposit consists of the following:

Name of customer		September 30, 2008		December 31, 2007
MICO ELECTRIC (HONGKONG)	Purchase of company products, delivered in Oct. 2008	$140,178.76	4.47%	$-
SWEET CRED LTD	Purchase of company products, delivered in Oct. 2008	54,571.25	1.74%	-
印度JUPITER				237,902.00	10.00%
MOSCOW TOR	Purchase of company products, delivered in Nov. 2008	126,212.95	4.03%	44,193.00	2.00%
LISEN EAST	Purchase of company products, delivered in Oct. 2008	34,256.78	1.09%
SPAIN ADL	Purchase of company products, delivered in Oct. 2008	88,468.12	2.82%	81,187.00	3.00%
FUZHOU XINHONGSHENG	Purchase of company products, delivered in Oct. 2008	55,282.94	1.76%	59,444.00	2.00%
INDAI MIRC	Purchase of company products, delivered in Oct. 2008	74,664.68	2.38%	68,520.00	3.00%
SAMSUNG K-TECH	Purchase of company products, delivered in Oct. 2008	124,368.27	3.97%	67,302.00	3.00%
BEIJING JINDACHENG	Purchase of company products, delivered in Oct. 2008	17,927.03	0.57%	128,871.00	5.00%
SHIJIAZHUANG YITE	Purchase of company products, delivered in Oct. 2008	41,829.74	1.33%
CHANGCHUN LONGRUIDA	Purchase of company products, delivered in Oct. 2008	72,992.30	2.33%	66,985.00	3.00%
HAIWEI'ER TRADING				252,052.00	10.00%
SHENGKE NET				223,192.00	9.00%
BEIJING WIRELESS	Purchase of company products, delivered in Nov. 2008	130,092.18	4.15%	153,576.00	6.00%
RUSSIA ERIMEX	Purchase of company products, delivered in Oct. 2008	165,055.49	5.27%	151,472.00	6.00%
LITHUANIA ACME				100,929.00	4.00%
HANGZHOU WANHAI	Purchase of company products, delivered in Oct. 2008	74,687.48	2.38%	68,541.00	3.00%
RUSSIA AVE	Purchase of company products, delivered in Nov. 2008	116,810.42	3.73%	61,368.00	2.00%
TAIWAN ZHIHE	Purchase of company products, delivered in Oct. 2008	60,565.57	1.93%	55,581.00	2.00%
Others		1,756,555.04	56.04%	633,646.00	26.00%
Total: (USD)		$3,134,519.00		$2,454,761.00

10.	SHORT TERM LOANS

Short term loans consist of the following:

	September 30,	December 31,
	2008	2007
Construction Bank	$19,306,384	$12,326,110
Defutai Bank	2,159,622	2,023,773
Agricultural Bank	11,161	4,590,011.10
Nanyian Bank	7,380,430	7,421,508.58
Henshen Bank		541,664.54
Development Bank	5,559,051	1,742,504.22
Dongya Bank	1,701,998	-
	$36,118,646	$28,645,571

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

The above outstanding short term loans are used primarily for general working capital purposes. Except the short term loan from Wanlizhou Electronic Limited which has non interest bearing and is unsecured, the others are recurring bank loans which carry annual interest rates of 4.87%~8.76% with maturity dates ranging from 30 days to one year. These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights. The annual interest rates are shown as follows:

	September 30,	December 31,
	2008	2007
Construction Bank	6.84%	6.84%
Defutai Bank	4.92%	4.92%
Agricultural Bank	7.20%	7.20%
Nanyian Bank	6.84%	6.84%
Henshen Bank	8.76%	8.76%
Development Bank	6.48%	6.48%
Dongya Bank	5.08%	5.08%

11.	LONG TERM BANK LOAN

Long term bank loans consist of the following:

	September 30,	December 31,
	2008	2007
Shenzhen Pinan Bank,	$-	$3,084,685
starting 12/08/2004 for 30 months, 1 year renewable at maturity,
7.85% per annum, secured by land-use rights, plant and buildings

Agricultural Bank of China,	-	1,370,971
starting 09/26/2005 for 2 years, 1 year renewable at maturity,
5.76% per annum, secured by buildings.

	$-	$4,455,656

12.	RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	September 30,	December 31,
	2008	2007
Shenzhen Pingan Bank	$-	$4,112,913
Shenzhen Development Bank	10,790,047	2,286,780
Construction Bank	8,624,341	-
	$19,414,388	$6,399,693

The bank notes have no interest bearing. Additionally, the bank charges a ½ of 1 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	September 30,	December 31,
	2008	2007
Construction Bank,	$1,762,721	$-
Shenzhen Development Bank	2,550,678	749,373
Shenzhen Pingan Bank	4,766	1,233,874
	$4,318,165	$1,983,247

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

13.	DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	September 30,	December 31,
	2008	2007
Due to Mr. Li Tianfu	$9,133,637	$11,008,770

Pursuant to the Repayment Agreement, as described in Note 6, the outstanding debt owed to Mr. Li was reduced to $7.8 million.

The above amounts are due to Mr. Li Tianfu. These amounts are non-secured with no fixed repayment date. The Company has imputed interest as an expense to the business operations and an addition to the paid-in capital. The calculation is performed quarterly using a variable rate in the range of 5.22 - 6.57% with the reference to the average nine month bank loan rate. The imputed interest for the periods present is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Imputed interests	$147,620	$245,371	$446,953	$494,610

14.	OTHER GENERAL AND ADMINISTRATIVE

For the nine months ended September 30, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following events:

	September 30,
	2008	2007
Legal fees	$18,531	$-
Office expenses	1,086,188	813,697
Salary and wages	479,146	590,594
Consulting	61,921	140,029
Utilities	81,202	106,746
Others	164,303	215,335
	$1,891,291	$1,866,401

15.	STATUTORY RESERVES

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

16.	INCOME TAX

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

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

The provision for taxes on earnings consisted of:

	December 31,
	2007	2006	2005
Current income taxes expenses:
PRC Enterprises Income Tax	$1,268,963	$752,552	$-
United States Federal Income Tax	-	-	-
Total	$1,268,963	$752,552	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	December 31,
	2007	2006	2005
U.S. statutory rate	34%	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%	-34%
PRC preferential enterprise income tax rate	24%	24%	24%
Tax holiday and relief granted to the Subsidiary	-12%	-12%	-24%
Provision for income tax	12%	12%	-

17.	COMMITMENTS AND CONTINGENCIES

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

(2)
In 2007, NIVS PRC was involved into litigation with KONINKLIJKE PHILIPS ELECTRONICS N.V. (“KONINKLIJKE”). KONINKLIJKE brought suit in the Provincial Court in PRC alleging that NIVS PRC violated its trade-mark use right. With the Court intermediation, KONINKLIJKE withdrew the accusation and an extracurial settlement was reached in April 2008. NIVS PRC agreed to pay KONINKLIJKE RMB300,000 (converted to US$41,129 as at 2007 year-end rate 7.29410:1) to settle the claim.

Plant Renovation

In June 2008, the Company entered into an agreement for a new plant renovation at a contracted price of RMB 36,117,340 (USD 5,283,997). As of September 30, 2008, the Company already paid RMB 33,290,368 (USD 4,870,381) for the construction in progress. The plant renovation is expected to be completed by the end of December 2008 and remainder balance of RMB 2,826,972 (USD 413,616) will be paid within six months upon completion.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

Deposits Paid for Equipment Purchase

In June 2008, the Company signed a purchase contract to acquire equipment to be used in the new plant production line. The total purchase price is RMB 8,111,694 (USD 1,186,741) and a deposit is required according to the contract. As of September 30, 2008, the Company already paid RMB 2,782,548 (USD 407,087) as a deposit. The equipment is to be delivered by December 31, 2008 and the remaining balance of RMB 5,329,146 (USD 779,654) will be paid within 15 days of equipment delivery.

Violation of Sarbanes Oxley Act

On November 24, 2008, the Company has acknowledged its violation of Sarbanes Oxley Act Section 402. The Company has hired an independent financial consultant to review its internal controls and usual impairments. It is unable to predict the outcome of this issue should any litigation arise.

18.	OPERATING RISK

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

19.	CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at December 31, 2007 and 2006 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

The following table shows the individual customer’s revenue which was higher than 5% of total revenue for the nine months ended September 30, 2008 and 2007:

(In US Dollars)	September 30,
	2008		2007
Shenzhen Zhanhui	10,401,182	12%
ZCX International
WEDO FAR EAST	5,123,928	6%
Huizhou Zhiyuan	5,123,928	6%	4,712,681	9%
Korea Nanshen			3,114,745	6%
MICO Electronic HK
Huizhou Dongdian	6,657,738	7%
HongKong Huian			9,453,712	19%
India Jupiter			3,586,032	7%
Singapore George			2,938,599	6%
Ande New tech
Denmark Inter sales
HK Guanhen
Huizhou Taiming	5,615,672	6%
INTERNATIONAL LTD	4,747,843	5%
RADIO SHACK GLOBAL SOURCING	5,998,487	7%

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

20.	SEGMENT INFORMATION

The segment information for revenue is as follows:

(In US Dollars)		September 30,
		2008	2007
Standard audio and video equipment	China	$38,429,568	$28,806,354
	Europe	3,050,970	6,134,435
	North America	3,390,087	84,286
	Other Asian countries	16,486,181	12,535,375
	South America	5,211,502	1,808,638
	Other countries	902,654
Intelligent audio and video equipment	China	3,048,225	894,850
	North America	5,390,087	0
	Other Asian countries	15,236,435	371,676
Other audio and video equipment	China	9,902,654	24,585
	Total	$101,048,363	50,660,199

21.	JULY 2008 INVESTOR RELATIONS AGREEMENT

In July 2008, the Company entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”). According to the agreement, as amended, Nascent will provide the Company with business consulting and investor relation services. Nascent is a third-party investor relations firm that does not have any other relationship or common ownership with the Company or any of the Company’s affiliates. As consideration for entering into the agreement and compensation for Nascent’s services under the agreement, the Company issued to Nascent 425,000 shares (“IR Shares”) of its common stock upon the closing of the Share Exchange. In connection with the IR Shares, the Company recognized a stock-based compensation charge during the three months ended September 30, 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of the Company’s common stock were sold in the Private Placement. The Company also agreed to pay Nascent $6,000 per month for its services. Nascent also entered into a lock-up agreement with WestPark Capital, Inc., the placement agent for the Private Placement, pursuant to which 20,000 IR Shares will be subject to lock-up restrictions until the Company’s securities are listed on a national securities exchange and the remaining 405,000 IR Shares will be subject to lock-up restrictions following the date on which the Company’s securities are listed on a national securities exchange. WestPark Capital, Inc. reserves the right to release all or a portion of the shares at its sole discretion.

22.	SUBSEQUENT EVENTS

Repayment of Note from Related Party

On November 24, 2008, the Company has received the repayment for the note receivable from Hyundai Electric and Light (HZ) Co Ltd, a related party, in the amount of RMB 38,039,000. On November 28, 2008, the Company has received the payment of interest in the amount of RMB 3,719,611 paid in full.

On November 24, 2008, the note due to the Company was repaid in full by Hyundai Light and Electric (HZ) Co Ltd. Furthermore, on November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Repayment Agreement”) with Mr. Li and each of NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). The purpose of the Repayment Agreement was to confirm complete and immediate repayment of all loan amounts that were due to (from) the Company by (to) the Related Companies. Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$9.1 million owed to Mr. Li (the “Li Debt”) and $568,063 owed to NIVS Investment (SZ) Co., Ltd. (the “NIVS Investment Debt”) (see Note 13), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$1,878,101 owed to the NIVS Group (the “Related Companies’ Debt”) (as set forth in Note 6). Pursuant to the Repayment Agreement, the Related Companies’ Debt was repaid and/or set off in full against the NIVS Investment Debt, in totality, and the Li Debt, partially, such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt is no longer outstanding, the NIVS Investment Debt was reduced to zero, and neither Mr. Li nor any of the Related Companies owe the NIVS Group any loan amount.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

Furthermore, pursuant to the Repayment Agreement, a portion of the Li Debt is set off, such that the Li Debt remaining after deducting the total amount of the Related Companies’ Debt repaid via the set-off against the NIVS Investment Debt, in totality, and the Li Debt, partially (the “Repayment Amount”) is equal to an aggregate amount of US$7.8 million (the “Remaining Debt”). As a result of the transactions contemplated by the Repayment Agreement, the Repayment Amount was repaid and the NIVS Group does not owe any loan amount to Mr. Li or any of the Related Companies other than the Remaining Debt. The Repayment Agreement also contains an acknowledgement by the parties to the Repayment Agreement that there are no remaining debt obligations owed to the NIVS Group, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of the Company, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by the NIVS Group to such persons or entities in the future. Due to the loans that we made to the entities owned and controlled by our chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002, we and/or our chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of NIVS IntelliMedia Technology Group, Inc. (the “Company”) and its subsidiaries, including its wholly-owned subsidiary, NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”), and NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, our Chief Executive Officer and Chairman of the Board. See Note 1 to the financial statements of this report for more information on our organization and ownership structure.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through NIVS PRC, we engage in the development, production and sales of audio and video equipment, and set-top box products. In recent years, we have spent substantial resources on research and development to establish intelligent video and audio products (meaning products incorporating Chinese speech interactive technology), which we believe should help us diversify our revenue streams in addition to adding a higher margin product line. We combine our Chinese speech interactive technology with traditional video and audio products to form an intelligent audio-visual system consisting of the audio system, TV set and DVB. Our audio products have a solid reputation and established brand name in the PRC, while abroad our products have been named among the most popular brands on consumer websites for several years.

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

A small number of customers account for a very significant percentage of our revenue. For the nine months ended September 30, 2008, we had seven customers that each accounted for at least 5% of the revenues that we generated. These seven customers accounted for a total of approximately 48% of our revenue for that period. During the nine months ended September 30, 2008, we had one customer—Shenzhen Zhanhui (12%)—that accounted for more than 10% of our sales.

We have longstanding business relationships with certain suppliers with stable supply sources, and we believe this practice helps us reduce our risk on shortage of raw material supply. We also enter into one-year agreements with some of our suppliers that provide our forecast of the quantity that we believe that we will need for the upcoming year. These agreements typically result in obtaining a discount our on purchases from our suppliers during the year as we submit purchase orders further to the agreement. Notwithstanding our practices to reduce the cost of our materials, price fluctuations of materials will still affect our production cost and gross margin.

Various factors may impact our company’s performance in different ways. Our ability to compete effectively in light of the short life cycle of many of our products is related to the amount of resources we invest in research and development and how quickly we are able to produce new product models to replace products with older functionality. By upgrading our products, adding functionality, and improving technological specifications, we can increase the value of such products and the resulting product price, which can help compensate for losses associated with the short life cycle of many of our products and can help increase our revenue. For example, the average selling price for certain of our existing DVD players has been declining. By adding functionality to our DVD players, we believe we increased the value of such products and the resulting product price. In addition, we have shifted our focus from one product to another product that we believe would increase our profitability.

For example, in the first nine months of 2008, our sales revenue and sales volume for DVD players increased 206% and 260%, respectively, compared to our sales revenue and volume for the first nine months of 2007. In the third quarter of 2008, with the private placement funds we received in August, we expanded our production scale and completed many orders. In the third quarter of 2008, we completed an upgrade of our DVD player to maintain the margin and attract more customers. As a result, we received more orders from customers than in previous years and, therefore, our sales of DVD-related products have increased. In the first nine months of 2008, our sales revenue for televisions was approximately $11.44 million, which represented an increase of approximately 2,019% compared to revenue of $0.54 million from the sale of televisions for the first nine months of 2007. The increase in revenue for televisions resulted from an increase in sales volume. In the first nine months of 2008, our sales volume for televisions rose approximately 223% as compared to the first nine months of 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 65% of our revenues for the nine months ended September 30, 2008, as compared to 71% for the first nine months of 2007, and sales of products with our own brand accounted for approximately 35% of our revenues for the same period, as compared to 29% for the first nine months of 2007.

Recent Events

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

In July 2008, we entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”). According to the agreement, as amended, Nascent will provide us with business consulting and investor relation services. Nascent is a third-party investor relations firm that does not have any other relationship or common ownership with us or any of our affiliates. As consideration for entering into the agreement and compensation for Nascent’s services under the agreement, we issued to Nascent 425,000 shares (“IR Shares”) of our common stock upon the closing of the Share Exchange. In connection with the IR Shares, we recognized a stock-based compensation charge during the three months ended September 30, 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. We also agreed to pay Nascent $6,000 per month for its services. Nascent also entered into a lock-up agreement with WestPark Capital, Inc., the placement agent for the Private Placement, pursuant to which 20,000 IR Shares will be subject to lock-up restrictions until our securities are listed on a national securities exchange and the remaining 405,000 IR Shares will be subject to lock-up restrictions following the date on which our securities are listed on a national securities exchange. WestPark Capital, Inc. reserves the right to release all or a portion of the shares at its sole discretion.

On November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Repayment Agreement”) with Mr. Li and each of NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). The purpose of the Repayment Agreement was to confirm complete and immediate repayment of all loan amounts that were due to (from) the Company by (to) the Related Companies. Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$9.1 million owed to Mr. Li (the “Li Debt”) and $568,063 owed to NIVS Investment (SZ) Co., Ltd. (the “NIVS Investment Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$1,878,101 owed to the NIVS Group (the “Related Companies’ Debt”). Pursuant to the Repayment Agreement, the Related Companies’ Debt was repaid and/or set off in full against the NIVS Investment Debt, in totality, and the Li Debt, partially, such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt is no longer outstanding, the NIVS Investment Debt was reduced to zero, and neither Mr. Li nor any of the Related Companies owe the NIVS Group any loan amount.

Furthermore, pursuant to the Repayment Agreement, a portion of the Li Debt is set off, such that the Li Debt remaining after deducting the total amount of the Related Companies’ Debt repaid via the set-off against the NIVS Investment Debt, in totality, and the Li Debt, partially (the “Repayment Amount”) is equal to an aggregate amount of US$7.8 million (the “Remaining Debt”). As a result of the transactions contemplated by the Repayment Agreement, the Repayment Amount was repaid and the NIVS Group does not owe any loan amount to Mr. Li or any of the Related Companies other than the Remaining Debt. The Repayment Agreement also contains an acknowledgement by the parties to the Repayment Agreement that there are no remaining debt obligations owed to the NIVS Group, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of the Company, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by the NIVS Group to such persons or entities in the future. Due to the loans that we made to the entities owned and controlled by our chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002, we and/or our chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table sets forth information from our statements of operations for the three and nine months ended September 30, 2008 and 2007 in dollars and as a percentage of revenue:

	For Three Months Ended				For Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$49,411	99.7%	$16,730	98.2%	$101,048	99.7%	$50,660	98.8%
Other Sales	165	0.3%	314	1.8%	321	0.3%	599	1.2%
Cost of Goods Sold	(38,262)	-77.2%	(12,744)	-74.8%	(77,853)	-76.8%	(38,742)	-75.6%
Gross Profit	11,314	22.8%	4,301	25.2%	23,517	23.2%	12,517	24.4%

Selling Expenses	1,287	2.6%	826	4.8%	2,650	2.6%	2,543	5.0%

General and administrative
Amortization	18	0.0%	15	0.1%	51	0.1%	45	0.1%
Depreciation	88	0.2%	71	0.4%	249	0.2%	205	0.4%
Bad debts	424	0.9%	339	2.0%	808	0.8%	1,122	2.2%
Merger cost	1,784	3.6%	-	-	1,784	1.8%	-	-
Stock-based compensation	765	1.5%	-	-	765	0.8%	-	-
Others General and administrative	857	1.7%	765	4.5%	1,891	1.9%	1,866	3.6%
Total General and administrative	3,936	7.9%	1,190	7.0%	5,549	5.5%	3,239	6.3%
Research and development	261	0.5%	115	0.7%	668	0.7%	257	0.5%
Total operating expenses	5,484	11.1%	2,131	12.5%	8,867	8.7%	6,040	11.8%
Income from operations	5,830	11.8%	2,169	12.7%	14,649	14.5%	6,477	12.6%

Other income (expenses)
Government grant	22	0.0%	-	-	22	0.0%	-	-
Write-down of inventory	-	-	(3)	0.0%	-	-	(393)	-0.8%
Gain on disposal of assets	-	-	-	-	-	-	-	-
Interest income	251	0.5%	(10)	-0.1%	394	0.4%	1	0.0%
Interest expense	(518)	-1.0%	(354)	-2.1%	(1,563)	-1.5%	(994)	-1.9%
Imputed interest	(148)	-0.3%	(245)	-1.4%	(447)	-0.4%	(495)	-1.0%
Sundry income (expense), net	(32)	-0.1%	(34)	-0.2%	(22)	0.0%	(66)	-0.1%
Total other income (expenses)	(425)	-0.9%	(645)	-3.8%	(1,617)	-1.6%	(1,946)	-3.8%

Income before minority interest and income taxes	5,405	10.9%	1,524	8.9%	13,033	12.9%	4,531	8.8%
Income taxes	(646)	-1.3%	(54)	-0.3%	(1,621)	-1.6%	(488)	-1.0%
Minority interest	(196)	-0.4%	(37)	-0.2%	(363)	-0.4%	(101)	-0.2%

Net Income	$4,563	9.2%	$1,433	8.4%	$11,048	10.9%	$3,941	7.7%

Three months ended September 30, 2008 and 2007

Revenues, which consist of sales of our products, were $49.4 million for the three months ended September 30, 2008, an increase of $32.7 million, or 195.8%, compared to $16.7 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products. For the three months ended September 30, 2008, our sales revenue for standard audio equipment increased to $15.96 million, an increase of 7% compared to $14.91 million for the same period in 2007. Sales revenue for televisions increased to $0.29 million, an increase of 2,800% compared to $0.01 million for the same period in 2007. Sales revenue for our intelligent audio and video equipment increased to $7.32 million, an increase of 6,000% compared to $0.12 million for the same period in 2007. For the three months ended September 30, 2008, our sales volume for standard audio equipment decreased by 24% to 1.45 million pieces as compared to 1.92 million pieces for the same period in 2007. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the three months ended September 30, 2008, our sales volume for televisions increased by 6,496% to 0.31 million pieces as compared to 0.0047 million pieces for the same period in 2007. Our sales volume for intelligent audio and video equipment increased by 5,370% to 0.1641 million pieces as compared to 0.003 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $38.3 million for the three months ended September 30, 2008, an increase of $25.6 million, or 201.6%, compared to $12.7 million for the same period in 2007. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in the revenue. As a percentage of the revenue, cost of sales for the three months ended September 30, 2008 and 2007 were 77.2% and 74.8%, respectively.

Gross profit for the three months ended September 30, 2008 was $11.3 million, or 22.8% of revenues, compared to $4.3 million, or 25.2% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $1.3 million for the three months ended September 30, 2008, an increase of $0.5 million, or 62.5%, compared to $0.8 million for the same period in 2007. The increase was primarily due to an increase in advertising and marketing activities.

Research and development expenses were approximately $0.3 million for the three months ended September 30, 2008, an increase of approximately $0.2 million, or 200%, compared to $0.1 million for the same period in 2007. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $3.9 million for the three months ended September 30, 2008, an increase of $2.7 million, or 225%, compared to $1.2 million for the same period in 2007. The increase was primarily a result of an increase of bad debt reserves, professional fees and cost of the reverse merger. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase was due to new short-term and long-term bank loans during the three months ended September 30, 2008.

Income tax provisions for the three months ended September 30, 2008 were approximately $0.6 million, as compared to approximately $0.1 million for the three months ended September 30, 2007. The increase was primarily due to an increase in the taxable income for the three months ended September 30, 2008. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the three months ended September 30, 2008 and September 30, 2007 were 12.5% and 12%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $4.6 million for three months ended September 30, 2008, an increase of $3.2 million, or 229%, compared to $1.4 million for the same period in 2007.

Nine months ended September 30, 2008 and 2007

Revenues were $101.0 million for the nine months ended September 30, 2008, an increase of $50.3 million, or 99.2%, compared to $50.7 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products. For the nine months ended September 30, 2008, our sales revenue for standard audio equipment increased to $39.23 million, an increase of 2% compared to $38.4 million for the same period in 2007. Sales revenue for televisions increased to $11.44 million, an increase of 2,019% compared to $0.54 million for the same period in 2007. Sales revenue for our intelligent audio and video equipment increased to $9.93 million, an increase of 1,141% compared to $0.8 million for the same period in 2007. For the nine months ended September 30, 2008, our sales volume for standard audio equipment decreased by 17% to 3.4 million pieces as compared to 4.09 million pieces for the same period in 2007. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the nine months ended September 30, 2008, our sales volume for televisions increased by 6,400% to 0.26 million pieces as compared to 0.004 million pieces for the same period in 2007. Our sales volume for intelligent audio and video equipment increased by 2,700% to 0.42 million pieces as compared to 0.015 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales were $77.9 million for nine months ended September 30, 2008, an increase of $39.2 million, or 101.3%, compared to $38.7 million for the same period in 2007. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in the revenue. As a percentage of the revenue, cost of sales for the nine months ended September 30, 2008 and 2007 were 76.8% and 75.6%, respectively.

Gross profit for the nine months ended September 30, 2008 was $23.5 million, or 23.2% of revenues, compared to $12.5 million, or 24.4% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses were $2.6 million for nine months ended September 30, 2008, an increase of $0.1 million, or 4%, compared to $2.5 million for the same period in 2007. The increase was primarily due to an increase in advertising and marketing activities.

Research and development expenses, which were approximately $0.7 million for the nine months ended September 30, 2008, an increase of approximately $0.4 million, or 133.3%, compared to $0.3 million for the same period in 2007. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses were $5.5 million for the nine months ended September 30, 2008, an increase of $2.3 million, or 71.9%, compared to $3.2 million for the same period in 2007. The increase was primarily a result of the cost of merger. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $1.6 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was due to new short-term and long-term bank loans during the nine months ended September 30, 2008.

Income tax provisions for the nine months ended September 30, 2008 were approximately $1.6 million, as compared to approximately $0.5 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in the taxable income for the nine months ended September 30, 2008. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the nine months ended September 30, 2008 and September 30, 2007 were 12.5% and 12%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $11.0 million for the nine months ended September 30, 2008, an increase of $7.1 million, or 182.1%, compared to $3.9 million for the same period in 2007.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $3.1 million as of September 30, 2008, as compared to $1.4 million as of December 31, 2007. In addition, we also had approximately $4.3 million in restricted cash as of September 30, 2008, as compared to $2.0 million as of December 31, 2007. Our restricted cash is held as a security deposit for our recurring, short-term bank notes. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.

We are subject to the regulations of the PRC, which restricts the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had negative working capital of approximately $33.6 million and $34.2 million as at September 30, 2008 and December 31, 2007, respectively. The increase of negative working capital was largely caused by the substantial increases in financing from bank loans and notes.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $21 million and $4.5 million, or 54.8% and 17.8% of current assets, as at September 30, 2008 and December 31, 2007, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of September 30, 2008, inventories amounted to $6.8 million, compared to $17.3 million at December 31, 2007. We have experienced increased sales volume annually and, as a result, we have increased our inventories accordingly. We keep certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $55.5 million and $39.5 million as at September 30, 2008 and December 31, 2007, respectively. These loans carry annual interest rates of approximately 4.9% to 8.8% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

Prior to the Share Exchange, NIVS PRC entered into loan transactions with its founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, NIVS PRC would borrow funds from Mr. Li and NIVS PRC would also lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). The loans were unsecured with no fixed repayment date. It was intended that all loans from the Company to officers and directors, whether directly or indirectly, be repaid prior to the closing of the Share Exchange, and no further loans would be made to such related parties after the closing of the Share Exchange. In November 2008, it was discovered that the loans to entities owned by our CEO and related parties continued after the closing of the Share Exchange, as more fully describe in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q. As of September 30, 2008, the entities owned by Mr. Li had an aggregate outstanding loan balance of $7.6 million owed to NIVS Group. As of September 30, 2008, NIVS Group had an aggregate outstanding loan balance due to shareholder Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd.

On November 24, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Mr. Li and the Related Companies. The purpose of the agreement was to confirm complete and immediate repayment of all loan amounts that were due to (from) the Company by (to) the Related Companies. Pursuant to the terms of the Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$9.1 million owed to Mr. Li (the “Li Debt”) and $568,063 owed to NIVS Investment (SZ) Co., Ltd. (the “NIVS Investment Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$1,878,101 owed to the NIVS Group (the “Related Companies’ Debt”). Pursuant to the Agreement, the Related Companies’ Debt was repaid and/or set off in full against the NIVS Investment Debt, in totality, and the Li Debt, partially, such that, as a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding, the NIVS Investment Debt was reduced to zero, and neither Mr. Li nor any of the Related Companies owe the NIVS Group any loan amount.

Furthermore, pursuant to the Agreement, a portion of the Li Debt is set off, such that the Li Debt remaining after deducting the total amount of the Related Companies’ Debt repaid via the set-off against the NIVS Investment Debt, in totality, and the Li Debt, partially (the “Repayment Amount”) is equal to an aggregate amount of US$7.8 million (the “Remaining Debt”). As a result of the transactions contemplated by the Agreement, the Repayment Amount was repaid and the NIVS Group does not owe any loan amount to Mr. Li or any of the Related Companies other than the Remaining Debt. The Agreement also contains an acknowledgement by the parties to the Agreement that there are no remaining debt obligations owed to the NIVS Group, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of the Company, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by the NIVS Group to such persons or entities in the future. Due to the loans that we made to the entities owned and controlled by our chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002, we and/or our chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. We agreed to file a registration statement covering the common stock sold in the Private Placement and to pay for all costs related to the registration of the shares. We have used and intend to use the proceeds from the Private Placement to provide working capital for speech-controlled TV and product promotion, speech-controlled audio acoustics, DVD, and DVB production capacity expansion, technology and product research and development, basic research and application product development, brand building and publicity and strengthening channel building and brand promotion in China and to increase reserve funds

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $214,258 and $157,134 for the nine months ended September 30, 2008 and 2007, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

The ability of NIVS PRC to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, we may not be able to access NIVS PRC’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2008, compared to net cash used in operating activities of $15.7 million for the nine months ended September 30, 2007. The decrease in net cash used in operating activities was primarily due to an increase in cash provided from net income from $3.9 million to $11 million, for the respective periods, which primarily resulted from our increase in sales revenue. In addition, the change in net cash used in operating activities was due to an increase of cash used in account receivables from $6.8 million to $17.3 million, for the respective periods, which primarily resulted from an increase in our sales volume for the nine months ended September 30, 2008. The change in net cash used in operating activities was due to an increase of cash used in depreciation from $0.8 million to $ 3.6 million for the respective periods. Our increase in net cash used in operating activities for the nine months ended September 30, 2008 was partially offset by a decrease in cash used in advances to suppliers from $10.3 million for the first nine months of 2007 to $9.6 million for the first nine months of 2008. We increased our inventories from $6.9 million to $10.5 million in an attempt to lock in costs of materials in response to increasing material costs.

Investing activity during the nine months ended September 30, 2008 and 2007 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $8.2 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $1.8 million for the nine months ended September 30, 2007. The increase in net cash used in purchasing of property was due to our purchase of production equipment to expand our production scale in the third quarter of 2008. In June 2008, we entered into an agreement for a new plant renovation at a contracted price of RMB 36,117,340 (USD 5,283,997). As of September 30, 2008, we had paid RMB 33,290,368 (USD 4,870,381) for the construction in progress. The plant renovation is expected to be completed by the end of December 2008 and remainder balance of RMB 2,826,972 (USD 413,616) will be paid within six months upon completion.

Net cash provided by financing activities amounted to $17.4 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $18.5 million for the nine months ended September 30, 2007. The decrease in cash provided was primarily a result of an increase in repayment of loans and bank notes that we took out during 2007. During the nine months ended September 30, 2008, lenders extended our credit lines as our operations expanded, and our net proceeds from loan and bank notes was only $13.6 million for the nine months ended September 30, 2008, which is $2.4 million less than the net proceeds from loans and banks notes of $16 million for the nine months ended September 30, 2007.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the upcoming 12 months and thereafter will result from our continued use of bank loans and bank notes and cash flow from operations to fund our operations during the upcoming 12 months and thereafter, in addition to the possibility of conducting debt and equity financings. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Discloses About Market Risk

Interest Rate Risk

We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have variable rates. If interest rates have great fluctuations, our financing cost may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC and our primary operational currency in Chinese Renminbi (“RMB”). As a result, currently the effect of the fluctuations of RMB exchange rates only has minimum impact on our business operations, but will be increasingly material as we introduce our products widely into new international markets. Substantially all of our revenues and expenses are denominated in RMB. However, we use the United States dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures had significant deficiencies that caused our controls and procedures to be ineffective.

These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

In October 2008, our independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty”), informed us that our financial statements for the years ended 2007, 2006, and 2005 and the quarter ended June 30, 2008 and 2007 contained an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of our expenses for those periods. We did not account for the addition of imputed interest in our financial statements at the time of issuance. We reviewed the accounting for the imputed interest and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above. We concluded that the imputed interest on loans due to our principal shareholders should have been accounted for as an expense to business operation and an addition to paid-in capital. We accounted for the imputed interest as an expense to business operations and an addition to paid-in capital.

In November 2008, our management identified a material weakness in our controls and procedures regarding our failure to timely disclose and prevent loan transactions made to entities owned and controlled by our CEO in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”). The facts of the loan transactions and remediation is as follows:

On July 25, 2008, we consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of June 27, 2008, and amended as of July 25, 2008, with NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and the shareholders of NIVS BVI (the “Shareholders”), whereby we (i) became the 100% parent of NIVS BVI and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”); (ii) assumed the operations of NIVS BVI and its subsidiaries and (iii) changed our name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. Upon the closing of the Share Exchange, the sole business conducted by our company became the business conducted by NIVS BVI, and we appointed new officers and directors, which were officers and directors of NIVS BVI. Prior to the Share Exchange, NIVS PRC entered into loan transactions with its founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, NIVS PRC would borrow funds from Mr. Li and NIVS PRC would also lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. The loans were unsecured with no fixed repayment date. It was intended that all loans from the Company to officers and directors, whether directly or indirectly, be repaid prior to the closing of the Share Exchange, and no further loans would be made to such related parties after the closing of the Share Exchange. In November 2008, it was discovered that the loans to entities owned by our CEO and other related parties continued after the closing of the Share Exchange, as more fully describe in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q.

Upon the discovery of the continued loans to entities owned by our CEO and other related parties, we took remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all outstanding loan balances, including all accrued interest, and we have received full repayment of the amounts owed to us by the entities owned and controlled by our CEO, as more fully describe in Note 22 to the financial statements contained in this Quarterly Report on Form 10-Q. We entered into a repayment agreement with the entities owned by our CEO and other related parties pursuant to which all amounts owed by such entities to us was repaid in full.

We have also since taken steps to improve the process designed to prevent such loans to our directors, officers or related entities by engaging Protiviti Inc., a third party consulting firm with significant experience in implementing Section 402 preventative measures and controls and procedures, to ensure that future Section 402 violations do not occur. In addition, we have amended our Audit Committee charter and Code of Business Conduct and Ethics to specifically provide that our Audit Committee must discuss and review with management, our outside legal counsel, the internal auditors, the outside auditors and other appropriate parties, as applicable, before any proposed loan, advance of funds, transfer of funds, creation of debt or other liability, or similar transaction that involves a related party, including any entity in which a director or executive officer of the Company has a direct or indirect interest. No transaction is permitted to occur until such review and analysis is complete and the Audit Committee provides prior written approval and authorization. Our Amended and Restated Audit Committee Charter and Amended and Restated Code of Business Conduct and Ethics are attached as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q.

In addition to the foregoing, we are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. As stated above, we have engaged third-party financial consultants to review and analyze our financial statements and assist us improve our reporting of financial information. Management plans to enlist additional qualified in house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we plan to take will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We also plan to engage outside consultants to assist us in assessing and improving our internal controls and procedures when necessary.

Changes in Internal Control over Financial Reporting

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

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, and other than as stated in this Item 4, there were no changes in our internal control over financial reporting that occurred during the third quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. Except as set forth below, there have been no material revisions to the “Risk Factors” as set forth in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2008.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control regulations of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, we may not be able to access NIVS PRC’s funds which may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In October 2008, our independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty”), informed us that our financial statements for the years ended 2007, 2006, and 2005 and the quarter ended June 30, 2008 and 2007 contained an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of our expenses for those periods. Furthermore, in November 2008, our management identified a material weakness in our controls and procedures regarding our failure to timely disclose and prevent loan transactions made to entities owned and controlled by our CEO and related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002. We may encounter additional problems or delays in completing activities necessary to improve our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

We incurred an expense charge of $765,000 in connection with the issuance of 425,000 shares of common stock that we issued in connection with an agreement for investor relations services.

We entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”) pursuant to which we issued 425,000 shares of our common stock to Nascent. In connection with the issuance of the shares of common stock, we recognized a charge to stock compensation in the third quarter of 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. The expense had a negative effect on our results of operations and we may not realize a benefit from the investor relations services that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

We provided loans to certain entities owned and controlled by our chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002 and we and/or our chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") prohibits us from directly or indirectly, including through any subsidiary, extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. Prior to the Share Exchange, NIVS PRC entered into loan transactions with its founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, NIVS PRC would borrow funds from Mr. Li and NIVS PRC would also lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. The loans were unsecured with no fixed repayment date.

It was intended that all loans from the Company to the entities owned by our CEO and related parties be repaid prior to the closing of the Share Exchange, and no further loans would be made after the closing of the Share Exchange. In November 2008, it was discovered that the loans to entities owned by our CEO and related parties continued after the closing of the Share Exchange, as more fully describe in Note 6 to the financial statements contained in this Quarterly Report on Form 10-Q. Although we have attempted to take remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all outstanding loan balances, the violation of Section 402 may cause governmental authorities, such as the United States Securities and Exchange Commission, to subject us to criminal, civil, or administrative sanctions, penalties, or investigations, which may not be resolved favorably and will require significant management time and attention, and we could incur costs which could materially and negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or litigation will not commence, and if commenced, that such investigation or litigation will result in a favorable outcome for us. Similarly, private parties may also initiate civil litigation against us for such violations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Tianfu Li, the Company’s Chief Executive Officer and Chairman of the Board; NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). Each of the Related Companies are owned and/or controlled by Mr. Li. The purpose of the agreement was to confirm repayment of all loan amounts that were due to (from) the Company by (to) the Related Companies.

As described in the Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$9.1 million owed to Mr. Li (the “Li Debt”) and $568,063 owed to NIVS Investment (SZ) Co., Ltd. (the “NIVS Investment Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$1,878,101 owed to the NIVS Group (the “Related Companies’ Debt”). Pursuant to the Agreement, the Related Companies’ Debt is repaid and/or set off in full against the NIVS Investment Debt, in totality, and the Li Debt, partially, such that, as a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding, the NIVS Investment Debt was reduced to zero, and neither Mr. Li nor any of the Related Companies owe the NIVS Group any loan amount.

Furthermore, pursuant to the Agreement, a portion of the Li Debt is set off, such that the Li Debt remaining after deducting the total amount of the Related Companies’ Debt repaid via the set-off against the NIVS Investment Debt, in totality, and the Li Debt, partially (the “Repayment Amount”) is equal to an aggregate amount of US$7.8 million (the “Remaining Debt”). As a result of the transactions contemplated by the Agreement, the Repayment Amount was repaid and the NIVS Group does not owe any loan amount to Mr. Li or any of the Related Companies other than the Remaining Debt.

The Agreement also contains an acknowledgement by the parties to the Agreement that there are no remaining debt obligations owed to the NIVS Group, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of the Company, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by the NIVS Group to such persons or entities in the future.

On November 28, 2008, in an attempt to strengthen our internal controls and prevent the occurrence of further loans from us to any officer or director of our company, we amended our code of business conduct and ethics to emphasize that our management, outside counsel and other appropriate parties should be consulted prior to any proposed loan, advance of funds, transfer of funds, creation of debt or other liability, or similar transaction with a related party, including any entity in which one of our directors or executive officers has a direct or indirect interest, and that no such transaction shall be permitted to occur without prior written approval and authorization by the Audit Committee. We similarly amended and restated our Audit Committee charter to reflect the foregoing. Our Amended and Restated Audit Committee Charter and Amended and Restated Code of Business Conduct and Ethics are attached as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Audit Committee Charter
99.2	Amended and Restated Code of Business Conduct and Ethics

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

NIVS IntelliMedia Technology Group, Inc.

Dated: December 3, 2008	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer