Form 10-Q/A
period 2008-06-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-02-11
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 on
Form 10-Q/A

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
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

EXPLANATORY NOTE

Please note that NIVS IntelliMedia Technology Group, Inc. (the “Company,” “we” or “us”) was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On July 25, 2008 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”), and its subsidiaries, including NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, the Company’s Chief Executive Officer and Chairman of the Board, (ii) assumed the operations of NIVS BVI and its subsidiaries, and (iii) changed its name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc.  See Note 2 to the financial statements of this report for more information on the Company’s organization and ownership structure.  The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008. This Amendment No. 1 (this “Amendment”) on Form 10-Q/A contains information regarding the Company and NIVS BVI, as indicated herein.

Since the Share Exchange closed subsequent to the reporting period covered by this report, this report includes both discussion of our business as it existed as of June 30, 2008 and of the Company’s business post-Share Exchange, as the 100% parent of NIVS BVI, to ensure that the disclosure included herein is complete and not misleading. The sections entitled “SRKP 19, INC.” describe the Company prior to July 25, 2008 and the sections entitled “NIVS IntelliMedia Technology Group, Inc.” describe the Company on and after July 25, 2008.

This Amendment, which amends and restates items identified below with respect to the Form 10-Q, filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 19, 2008 (the “Original Filing”), is being filed to reflect revisions to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Controls and Procedures, Risk Factors, and Other Information. The Company has revised its financial statements for the three months and six months ended June 30, 2008 and 2007 to reflect various adjustments, primarily to account for restatements made due to an error in the accounting treatment of imputed interest on loans due to one of the Company’s shareholders resulting in an understatement of the Company’s expenses for certain periods and due to a misclassification for “Due from related parties,” resulting in an overstatement of the Company’s assets and shareholders’ equity for certain periods.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 1A (Risk Factors), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), Item 4 (Controls and Procedures), and Item 5 (Other Information) and the other Items as presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2008

INDEX

				Page
Part I	Financial Information

	Item 1.	Financial Statements		1

			NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. (FORMERLY SRKP 19, INC.)

		a)	Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007	1

		b)	Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	2

		c)	Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	3

		d)	Notes to Financial Statements (Unaudited)	4

			NIVS HOLDING COMPANY LIMITED

		a)	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	7

		b)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	8

		c)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005 and the Six Months Ended June 30, 2008 (Unaudited)	9

		d)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	10

		e)	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		43

	Item 4.	Controls and Procedures		43

Part II	Other Information

	Item 1.	Legal Proceedings		45

	Item 1A.	Risk Factors		45

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		61

	Item 3.	Default Upon Senior Securities		61

	Item 4.	Submission of Matters to a Vote of Security Holders		61

	Item 5.	Other Information		61

	Item 6.	Exhibits		63

Signatures				64

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

Niveous Holding Company Limited and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(As restated)
	(As restated)
Assets
Current Assets
Cash and cash equivalents	$984,981	$1,438,651
Short-term investment, marketable securities	10,711	10,061
Trade receivables, net (Note 4)	5,416,746	4,510,833
Inventories, net (Note 7)	18,830,860	17,347,370
Restricted cash (Note 14)	3,838,685	1,983,247
Prepaid expenses and deposits	82,754	18,585
Total current assets	29,164,737	25,308,747
Property and equipments, net (Note 9)	50,197,852	46,624,502
Advances to suppliers (Note 5)	28,180,770	14,391,650
Intangible assets, net (Note 10)	2,338,369	2,228,974
Total Assets	$109,881,728	$88,553,873

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable – trade	$5,756,748	$14,560,824
Customer deposit	20,987,293	2,454,761
Accrued liabilities and other payable	1,309,809	490,142
Various taxes payable	234,675	187,711
Short-term loans (Note 12)	31,597,195	28,645,571
Current portion of long-term bank loan payable (Note 13)	2,554,125	4,455,656
Wages payable	407,032	608,222
Bank notes payable (Note 14)	13,182,685	6,399,693
Corporate tax payable	2,840,543	1,725,765
Total current liabilities	78,870,105	59,528,345
Due to shareholder (Note 15)	9,843,657	11,008,770
Total liabilities	88,713,762	70,537,115

Minority interest	829,894	620,131

Shareholders' Equity
Capital shares ($1.00 par value, 50,000 shares authorized, 10,000 shares issued and outstanding) (Note 2)	10,000	10,000
Additional paid-in capital	1,047,891	748,558
Accumulated other comprehensive income	3,872,843	2,122,612
Statutory surplus reserve fund (Note 17)	1,278,764	1,278,764
Retained earnings (unrestricted)	21,795,490	15,450,063
Due from related parties (Note 8)	(7,666,916)	(2,213,370)
Total Shareholders' Equity	20,338,072	17,396,627
Total Liabilities & Shareholders' Equity	$109,881,728	$88,553,873

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Consolidated Statements of Operations
(In US Dollars)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As restated)	(As restated)	(As restated)	(As restated)

Revenue	$24,860,574	$17,561,852	$51,636,895	$33,929,853
Other Sales	93,182	178,006	156,053	285,381
Cost of Goods Sold	(19,207,711)	(13,735,656)	(39,590,833)	(25,998,678)
Gross Profit	5,746,045	4,004,202	12,202,115	8,216,556

Selling Expenses	742,892	795,160	1,363,104	1,716,987

General and administrative
Amortization	16,988	15,434	33,488	30,624
Depreciation	65,729	64,112	161,209	133,882
Bad debts expense (recovery)	(68,199)	629,430	384,102	783,623
Others General and administrative (Note 16)	272,310	570,557	1,033,707	1,101,328
Total General and administrative	286,828	1,279,533	1,612,506	2,049,457
Research and development	252,410	78,875	407,182	142,272
Total operating expenses	1,282,130	2,153,568	3,382,792	3,908,716
Income from operations	4,463,915	1,850,634	8,819,323	4,307,840

Other income (expenses)
Write-down of inventory	-	(3,107)	-	(390,406)
Gain on disposal of assets	-	-	-	-
Interest income	139	1,007	139	11,308
Interest expense	(513,735)	(353,946)	(1,045,237)	(640,095)
Imputed interest	(109,194)	(140,817)	(299,333)	(249,239)
Sundry income (expense), net	(6,559)	(32,428)	9,174	(32,428)
Total other income (expenses)	(629,349)	(529,291)	(1,335,257)	(1,300,860)

Income before minority interest and income taxes	3,834,566	1,321,343	7,484,066	3,006,980
Income taxes	(469,571)	(217,510)	(975,084)	(434,122)
Minority interest	(79,482)	(24,991)	(163,555)	(64,660)

Net Income	$3,285,513	$1,078,842	$6,345,427	$2,508,198

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
For the years ended December 31, 2007, 2006 and 2005 and the six months ended June 30, 2008 (unaudited) (As restated)
(In US Dollars)

					Accumulated
			Additional	Statutory	Other	Retained	Due From	Total
	Capital Shares		Paid-in	Reserve	Comprehensive	Earnings	Related	Stockholders’	Comprehensive
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Party	Equity	Income

Balance at December 31, 2004	10,000	$10,000	$-	$-	$(22,367)	$1,022,410	$-	$1,010,043
Imputed interest allocated	-	-	97,106	-	-	-	-	97,106
Due from related parties	-	-	-	-	-	-	(855,684)	(855,684)
Foreign currency translation adjustment	-	-	-	-	92,536	-	-	92,536	$92,536
Net income for the year	-	-	-	-	-	2,037,612	-	2,037,612	2,037,612
Comprehensive income	-	-	-	-	-	-	-	-	$2,130,148
Balance at December 31, 2005 (As restated)	10,000	10,000	97,106	-	70,169	3,060,022	(855,684)	2,381,613
Allocation of retained earnings to statutory reserve fund	-	-	-	522,058	-	(522,058)	-	-
Imputed interest allocated	-	-	125,024	-	-	-	-	125,024
Due from related parties	-	-	-	-	-	-	(6,159,334)	(6,159,334)
Foreign currency translation adjustment	-	-	-	-	369,519	-	-	369,519	$369,519
Net income for the year	-	-	-	-	-	5,202,285	-	5,202,285	5,202,285
Comprehensive income	-	-	-	-	-	-	-	-	$5,571,804
Balance at December 31, 2006 (As restated)	10,000	10,000	222,130	522,058	439,688	7,740,249	(7,015,018)	1,919,107
Allocation of retained earnings to statutory reserve fund	-	-	-	756,706	-	(756,706)	-	-
Imputed interest allocated	-	-	526,428	-	-	-	-	526,428
Due from related parties	-	-	-	-	-	-	4,801,648	4,801,648
Foreign currency translation adjustment	-	-	-	-	1,682,924	-	-	1,682,924	$1,682,924
Net income for the year	-	-	-	-	-	8,466,520	-	8,466,520	8,466,520
Comprehensive income	-	-	-	-	-	-	-	-	$10,149,444
Balance at December 31, 2007 (As restated)	10,000	10,000	748,558	1,278,764	2,122,612	15,450,063	(2,213,370)	17,396,627
Imputed interest allocated	-	-	299,333	-	-	-	-	299,333
Due from related parties	-	-	-	-	-	-	(5,453,546)	(5,453,546)
Foreign currency translation adjustment	-	-	-	-	1,750,231	-	-	1,750,231	$1,750,231
Net income for six months ended June 30, 2008	-	-	-	-	-	6,345,427	-	6,345,427	6,345,427
Comprehensive income	-	-	-	-	-	-	-	-	$8,095,658
Balance at June 30, 2008 (Unaudited) (As restated)	10,000	$10,000	$1,047,891	1,278,764	$3,872,843	$21,795,490	$(7,666,916)	$20,338,072

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For Six Months Ended
	June 30,
	2008		2007
	(Unaudited)		(Unaudited)
	(As restated)		(As restated)
Cash Flows From Operating Activities

Net Income	$6,345,427		$2,508,198
Adjustments to reconcile net income to net cash provided by operating activities:
Minority Interest	163,555		64,660
Bad debt	384,102		783,623
Depreciation	2,347,467		482,603
Amortization	33,488		30,624
Imputed interest	299,333		249,239
Write-down of inventory	-		390,406
Changes in operating assets and liabilities:
Account receivable-trade, net	(1,290,015	) )	(5,840,037)
Advance to suppliers for purchases	(13,789,120)		(4,594,346)
Prepaid expenses and deposits	(64,169)		56,618
Inventories, net	(1,483,490)		183,641
Restricted cash	(1,617,120)		(267,974)
Accounts payable and accrued liabilities	10,548,123		1,573,274
Various taxes payable	46,964		(700,402)
Wages payable	(201,190)		(49,719)
Corporate tax payable	1,114,778		456,168
Net cash provided by (used in) operating activities	2,838,133		(4,673,424)

Cash Flows From Investing Activities
Due from related parties	(5,453,546)		(3,674,872)
Purchases of property and equipment	(2,899,305)		(978,698)
Net cash provided by (used in) investing activities	(8,352,851)		(4,653,570)

Cash Flows From Financing Activities
Proceeds of loans	46,903,423		33,302,808
Repayments of loans	(48,352,615)		(24,111,541)
Proceeds of bank notes	19,740,993		6,283,611
Repayments of bank notes	(12,832,265)		(6,198,643)
Capital lease payable	-		(61,669)
Due to shareholder	(1,165,113)		1,387,950
Net cash provided by (used in) financing activities	4,294,423)		10,602,516

Effect of exchange rate changes on cash	766,625		389,036
Net increase in cash and cash equivalents	(453,670)		1,664,558

Cash and cash equivalents, beginning of period	1,438,651		559,390

Cash and cash equivalents, end of period	$984,981		$2,223,948

Supplemental disclosure information:

Interest expense paid	$1,045,237		$640,095
Income taxes paid	$975,084		$434,122

The accompanying notes are an integral part of these consolidated financial statements.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

1.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 7, 2008, independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), informed NIVS IntelliMedia Technology Group, Inc. (the “Company”) that its financial statements for the year ended December 31, 2007, 2006, 2005, and the six months ended June 30, 2008, should not be relied upon due to an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of the registrant’s expenses for those periods. Authorized officers of the Company’s Board of Directors concluded on October 7, 2008, that the Company should restate the financial statements described above and file an amendment to its registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2008 and Form 10-Q filed with the SEC on August 19, 2008.

Subsequently, Kempisty & Company informed the Company that its financial statements for the year ended December 31, 2007, 2006, and 2005 and for the quarter ended June 30, 2008 and 2007 should not be relied upon due to a misclassification for “Due from related parties,” resulting in an overstatement of the registrant’s assets and shareholders’ equity for those periods. Authorized officers of the Company’s Board of Directors concluded that the Company should restate the financial statements described above and file an amendment to its registration statement on Form S-1 filed with the SEC on December 24, 2008 and Form 10-Q filed with the SEC on August 19, 2008.

Effects of Restatements

To correct the above noted errors, the Company has restated the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007, and its consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006, and 2005, and the notes to the consolidated financial statements for such periods as appropriate.

The following is a summary of the corrections described above:

Consolidated Balance sheets

	As previously reported at December 31, 2007	As restated at December 31, 2007	As previously reported at June 30, 2008	As restated at June 30, 2008
Assets
Due from related parties	2,213,370	-	7,666,916	-
Minority interest	638.844	620,131	856,090	829,894
Shareholders’ Equity
Additional paid-in capital	-	748,558	-	1,047,891
Retained earnings	16,179,908	15,450,063	22,817,185	21,795,490
Due from related parties	-	(2,213,370)	-	(7,666,916)

Consolidated Statements of Operations

	For the three months ended June 30, 2008		For the three months ended June 30, 2007		For the six months ended June 30,2008		For the six months ended June 30,2007
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Imputed interest	$-	109,194	$-	140,817	$-	$299,333	$-	$249,239

Minority interest	86,965	79,482	31,222	24,991	171,038	163,555	$70,891	$64,660

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

Consolidated Statements of changes in Stockholders’ Equity and Comprehensive Income

	For the year ended December 31, 2007		For the year ended December 31, 2006		For the year ended December 31, 2005		For the quarter ended June 30, 2008
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Additional Paid-in Capital	$-	$748,558	$-	$222,130	$-	$97,106	$-	$1,047,891

Retained Earnings(unrestricted)	16,179,908	15,450,063	7,956,825	7,740,249	3,154,701	3,060,022	26,817,185	21,795,490

Due from related parties	-	(2,213,370)	-	(7,015,018)	-	(855,684)	-	(7,666,916)

Consolidated Statements of Cash Flows

	For the quarter ended June 30, 2008		For the quarter ended June 30, 2007
	As previously reported	As reported	As previously reported	As restated

Cash flow from operating activities
Net income	$6,637,277	$6,345,427	$2,751,206	$2,508,198
Minority interest	171,038	163,555	70,891	64,660
Bad debt	-	384,102	-	783,623
Imputed interest	-	299,333	-	249,239
Account receivable-trade	(905,913)	(1,290,015))	(5,056,414)	(5,840,037)

Cash flow from investing activities
Due from related parties	-	(5,453,546)	-	(3,674,872)

Cash flow from financing activities
Due from related parties	(5,453,546)	-	(3,674,872)	-

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Niveous was incorporated in the British Virgin Islands (BVI) on October 31, 2003. As at December 31, 2007, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

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

NIVS USA and its subsidiaries – Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred to throughout as the “Company”. To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

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

l.	Revenue recognition

The Company generates revenues from the sales of audio and video products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

m.	Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

n.	Research and development costs

Research and development costs are expensed to operations as incurred.  The Company spent $407,182, and $142,272 on direct research and development (“R&D”) efforts for the six months ended June 30, 2008 and 2007, respectively.

o.	Income taxes

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

p.	Foreign currency translation

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
For three months ended June 30, 2008	6.85166	6.98642
For three months ended June 30, 2007	7.60456	7.62241
For six months ended June 30, 2008	6.85166	7.05019
For six months ended June 30, 2007	7.60456	7.70950

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
For three months ended June 30, 2008	7.80092	7.80012
For three months ended June 30, 2007	7.79605	7.76216
For six months ended June 30, 2008	7.80092	7.81678
For six months ended June 30, 2007	7.79605	7.78210

q.	Related parties

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

t.	Interim financial information

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

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2008	2007
Accounts receivable-trade	$6,904,733	$5,239,098
Allowance for doubtful accounts	(1,487,987)	(728,265)
Accounts receivable-trade, net	$5,416,746	$4,510,833

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2007, and June 30, 2008, is displayed as follows:

	June 30,	December 31,
	2008	2007
Beginning balance	$(728,265)	$(220,334)
Provision/Reversal during the period	(759,722)	(507,931)
Ending balance	$(1,487,987)	$(728,265)

5.	ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	June 30,	December 31,
	2008	2007
Dengfeng Digital	$263,551	$261,274
Baolongda	2,395,301	-
Liangchuan Chemical	-	280,309
Guangdong Renxin	-	200,726
Kiayi Techonology	-	116,994
Yintian Chemical	471,139	411,120
Desheng Digital	13,912,476	6,466,384
Baoyitong Trading	2,510,254	2,696,980
Huaneng Ltd	243,665	1,077,299
Shenghang	3,026,210	949,118
Yide	3,871,647	364,880
Ningxia Yuanfeng	-	788,994
Others	1,486,527	777,572
	$28,180,770	$14,391,650

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchase. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection:

The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the arrangements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the years ended December 31, 2007 and the six months ended June 30, 2008.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

6.	IPTV PROJECT INVESTMENT

In 2005, NIVS Investment (SZ) Co., Ltd., an affiliated company, signed an investing agreement with Wanlizhou Electronics Limited(“Wanlizhou”). Pursuant to the agreement, NIVS Investment (SZ) Co., Ltd and Wanlizhou will jointly develop a project named “IPTV for Residential Areas”. In the same year, the NIVS Investment (SZ) Co., Ltd injected RMB 100,000,000 to fund this project.

In the year 2006, the Company signed an agreement with NIVS Investment (SZ) Co., Ltd., pursuant to the agreement, NIVS Investment (SZ) Co., Ltd. will transfer all its investment in the IPTV project to the Company for a reduction of RMB 100,000,000 (converted to US$12,824,623 as at 2006 year-end rate 7.79750:1) balance from the balance of the “Due from related parties- NIVS Investment (SZ) Co., Ltd.” account.

In November 2007, the Company signed an assets exchange agreement with Guanghua Enterprises (Dongguan) Limited (“Guanghua”). Pursuant to the agreement, the Company will transfer all of its invested funds in the project to Guanghua in exchange for machinery and equipment with value at RMB 100,000,000. The exchange transaction was completed and all machinery and equipments listed in the exchange agreement was received by the Company within the year 2007. The Company did not recognize any gain or loss from the original investment in the IPTV Project which it carried on an equity basis. The Company sent its professional purchasers and engineers to test and evaluate these machinery and equipment before it signed the agreement with Guanghua. The machinery and equipment were valued with a deduction of depreciation (net book value). Their method of depreciation is straight-line method. This method and the depreciation years meet the accounting standard of China. It is the same method as the Company's method of depreciation for goods or equipment. Also Guanghua issued RMB 100,000,000 VAT invoices to the Company for this transaction. The management of the Company agreed that the fair value of the machinery and equipment received from Guanghua was equivalent to the fair value of the Company’s investment in IPTV for Residential Areas. We reviewed 65% of third party invoices provided by Guanghua for all the equipment and machinery acquired.

The balances of the project investment account for the year ended December 31, 2007 and 2006 and for the six months ended June 30, 2008 and 2007 are listed below:

	June 30,		December 31,
	2008	2007	2007	2006
IPTV investment	$-	$13,150,000	$-	$12,824,623

7.	INVENTORY

Inventory includes raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventory consists of the following:

	June 30,	December 31,
	2008	2007
Raw material	$10,836,274	$15,965,784
Finished goods	8,100,786	1,486,977
Reserve for obsolete inventory	(106,200)	(105,391)
Inventory, net	$18,830,860	$17,347,370

The change of the reserve for obsolete inventory between the reporting periods, as of June 30, 2008 and December 31, 2007, is displayed as follows:

	June 30,	December 31,
	2008	2007
Beginning balance	$(105,391)	$(5,130)
Provision/Reversal during the period	-	(100,261)
Foreign exchange adjustment	(809)	-
Ending balance	$(106,200)	$(105,391)

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

8.	DUE FROM RELATED PARTIES

Due from (due to) related parties consist of the following:

	June 30,	December 31,
	2008	2007
NIVS Investment (SZ) Co., Ltd.	$(231,335)	$773,234
Zhongkena Technology Development	-	380,470
Xentsan Technology (SZ) Co., Ltd.	-	356,452
Hyundai Lighting & Electronic (Int'l) Holding	4,195	703,214
NIVS Information & Technology (HZ) Co., Ltd	7,298	-
Hyundai Light & Electric (HZ) Co., Ltd.	7,886,758	-
Total	$7,666,916	$2,213,370

Amounts owing to the Company from Zhongkena Technology Development, Korea Hyundai Light & Electric (Int’l) Holding and NIVS Information & Technology (HZ) Co., Ltd. represent unsecured working capital loans due on demand.  The rest of the above advances to related parties are for the purpose of temporary funding in business operation. These funding are unsecured and without fixed payment date. It is borrowed and repaid very frequently. Normally, it is agreed to be paid back within 3-6 months. All the balances were settled by cash payments.

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

The share holding relationships of the related parties are as follows:

	Shareholder	Title	Holding %
NIVS Investment (SZ) Co., Ltd.	Mr. Li Tianfu	Director	90%
Zhongkena Technology Development	NIVS Investment (SZ) Co., Ltd.	Holding company controlled by Mr. Li Tianfu	60%
	Mr. Liu Jishen	Director	40%
Xentsan Technology (SZ) Co., Ltd.	NIVS Investment (SZ) Co., Ltd.	Holding company controlled by Mr. Li Tianfu	51%
	Mr. Li Tianfu	Director	49%
Hyundai Light & Electric (Int'l) Holding	Mr. Li Tianfu	Director	100%

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

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

9.	PROPERTY AND EQUIPMENT

Property and equipments consist of the following:

	June 30,	December 31,
	2008	2007
Building	$16,572,751	$15,567,497
Molds	28,567,757	26,834,921
Machinery and Equipments	9,107,938	5,762,197
Electronic, office and other equipments	637,888	590,063
Automobiles	899,112	844,218
Accumulated Depreciation	(5,587,595)	(2,974,394)
Property and equipments, net	$50,197,852	$46,624,502

The depreciation expenses are $2,347,467 and $482,603 for the six months ended June 30, 2008 and 2007, respectively.

	June 30,	June 30,
	2008	2007
Cost of sales	$2,175,519	$343,521
Selling expense	10,740	5,200
G&A expense	161,208	133,882
Total	$2,347,467	$482,603

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2008	2007
Land use rights	$2,743,857	$2,577,423
Computer software use rights	4,800	4,509
Accumulated amortization	(410,288)	(352,958)
Intangible assets, net	$2,338,369	$2,228,974

The amortization expenses are $33,488 and $30,624 for the six months ended June 30, 2008 and 2007, respectively.

11.	CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In their agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to rework, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the years ended December 31, 2007 and 2006 and the six months ended June 30, 2008 and 2007 the Company has had no costs related to a contract breach or product quality issue.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

Customer deposit consists of the following:

		JUNE 30,				December 31,
		2008		2007		2007		2006

Name of customer	Nature and terms
SHENZHEN ZHANHUI	Purchase of company products,delivered in July and Aug.2008	$1,984,589	9%
RADIO SHACK GLOBAL SOURC	Purchase of company products,delivered in July 2008	1,814,113	9%
MICO ELECTRIC (HONGKONG)	Purchase of company products,delivered in July 2008	1,772,990	8%
SWEET CRED LTD	Purchase of company products,delivered in July 2008	1,524,807	7%
WEDO FAR EAST LTD	Purchase of company products,delivered in July 2008	1,417,603	7%
HUA DONG TRADING GROUP L	Purchase of company products,delivered in July 2008	1,346,062	6%
ZCX INTERNATIONAL LTD	Purchase of company products,delivered in July 2008	1,057,175	5%
AVCI GENERAL TRADING L L	Purchase of company products,delivered in July 2008	1,052,151	5%
ASIANA ENTERPRISES LIMIT	Purchase of company products,delivered in July 2008	966,655	5%
THOMSON HK HOLDINGS LTD	Purchase of company products,delivered in July 2008	902,862	4%
印度JUPITER	Purchase of company products,delivered in Jan,May,July and Aug.2008	747,121	4%			$237,902	10%
HUIZHOU TAIMING	Purchase of company products,delivered in July 2008	622,052	3%
MOSCOW TOR	Purchase of company products,delivered in July and Aug.2008	528,125	3%			44,193	2%
LISEN EAST	Purchase of company products,delivered in July and Aug.2008	502,150	2%
SINGAPORE GEORGE	Purchase of company products,delivered in July 2008	439,223	2%
HUIZHOU DONGTIAN	Purchase of company products,delivered in July 2007			$307,049	12%
HUIZHOU ZHIYUAN	Purchase of company products,delivered in July 2007			241,490	10%
SPAIN ADL	Purchase of company products,delivered in July and Aug.2007			113,787	5%	81,187	3%
DONGGUAN ZHONGREN	Purchase of company products,delivered in Dec.2007 and April 2008			74,613	3%			$74,072	4%
FUZHOU XINHONGSHENG	Purchase of company products,delivered in Jan,March,May,Aug. 2007, Jan and July 2008			68,807	3%	59,444	2%	81,545	5%
INDAI MIRC	Purchase of company products,delivery in July 2008			67,529	3%	68,520	3%
SAMSUNG K-TECH	Purchase of company products,delivery in Feb.2007 and in 2008			65,908	3%	67,302	3%	91,014	5%
BEIJING JINDACHENG	Purchase of company products,delivered in July 2008			55,549	2%	128,871	5%
SHIJIAZHUANG YITE	Purchase of company products,delivered in Dec. and 2008			36,171	1%
CHANGCHUN LONGRUIDA	Purchase of company products,delivered in Oct.,Dec 2007 and July 2008			35,990	1%	66,985	3%
DUBAI QUALITY	Purchase of company products,delivered in Nov. 2007			32,985	1%
HAIWEI'ER TRADING	Purchase of company products,delivered in Jan. and April 2008					252,052	10%
SHENGKE NET	Purchase of company products,delivered in July 2008					223,192	9%
BEIJING WIRELESS	Purchase of company products,delivered in July 2008					153,576	6%
RUSSIA ERIMEX	Purchase of company products,delivered in July 2008					151,472	6%
LITHUANIA ACME	Purchase of company products,delivered in July 2007 and Jan 2008					100,929	4%
HANGZHOU WANHAI	Purchase of company products,delivered in July 2008					68,541	3%
RUSSIA AVE	Purchase of company products,delivered in July 2007					61,368	2%
TAIWAN ZHIHE	Purchase of company products,delivered in July 2007					55,581	2%
DONGGUAN SHISHANG	Purchase of company products,delivered in Jan and Feb. 2007							125,085	7%
HUIZHOU DESAI	Purchase of company products,delivered in Jan. and Dec.2006							95,577	6%
DONGGUAN JIANFENG	Purchase of company products,delivered from 2006 to Jan 2007							83,026	5%
DONGGUAN FANGZHENG	Purchase of company products,delivered from 2006 to Jan 2007							73,414	4%
SHENZHEN WANLIZHOU	Purchase of company products,delivered in Jan.,March,April and Oct. 2007							59,275	4%
HUIZHOU SHENGDE	Purchase of company products,delivered in Jan and Feb. 2007							52,029	3%
Others	Purchase of company products,delivered from 2006 to 2008	4,309,615	21%	1,427,553	56%	633,646	26%	942,038	56%
Total: (USD)		$20,987,293		$2,527,431		$2,454,761		$1,677,075

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
 (Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

12.	SHORT TERM LOANS

Short term loans consist of the following:

	June 30,	December 31,
	2008	2007
Construction Bank	$13,940,170	$12,326,110
Defutai Bank	2,154,456	2,023,773
Agricultural Bank	2,667,966	4,590,011
Nanyian Bank	7,967,776	7,421,508
Henshen Bank	212,368	541,665
Development Bank	2,918,651	1,742,504
Dongya Bank	1,735,808	-
	$31,597,195	$28,645,571

The above outstanding short term loans are used primarily for general working capital purposes. The others are recurring bank loans which carry annual interest rates of 4.87%~8.76% with maturity dates ranging from 30 days to one year. These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights. The annual interest rates are shown as follows:

	June 30,	December 31,
	2008	2007
Construction Bank	6.84%	6.84%
Defutai Bank	4.92%	4.92%
Agricultural Bank	7.20%	7.20%
Nanyian Bank	6.84%	6.84%
Henshen Bank	8.76%	8.76%
Dongya Bank	5.08%	-%
Development Bank	6.48%	6.48%

13.	LONG TERM BANK LOAN

Long term bank loans consist of the following:

	June 30,	December 31,
	2008	2007
Shenzhen Pinan Bank, starting 12/08/2004 for 30 months, 1 year renewable at maturity, 7.85% per annum, secured by land-use rights, plant and buildings	$1,459,500	$3,084,685

Agricultural Bank of China, starting 09/26/2005 for 2 years, 1 year renewable at maturity, 5.76% per annum, secured by buildings.	1,094,625	1,370,971

	$2,554,125	$4,455,656

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
 (Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

14.	BANK NOTES PAYABLE AND RESTRICTED CASH

Bank notes payable consist of the following:

	June 30,	December 31,
	2008	2007
Shenzhen Pingan Bank	$3,956,909	$4,112,913
Shenzhen Development Bank	9,225,777	2,286,780
	$13,182,685	$6,399,693

The bank notes have no interest bearing.  Additionally, the bank charges a ½ of 1 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	June 31,	December 31,
	2008	2007
Construction Bank	$51,538.04	$-
Henshen Bank	217,107.92	749,373
Shenzhen Development Bank	1,854,788.06	1,233,874
Shenzhen Pingan Bank	1,715,251.31	-
	$3,838,685	$1,983,247

15.	DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	June 30,	December 31,
	2008	2007
Due to Mr. Li Tianfu	$9,843,657	$11,008,770

The above amounts are due to Mr. Li Tianfu. These amounts are non-secured and no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly by annual rate in the range of 5.22 ~ 6.57% with the reference to the average nine months loan rate. The imputed interests are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Imputed interests	$109,194	$140,817	$299,333	$249,239

16.	OTHER GENERAL AND ADMINISTRATIVE

For the six months ended June 30, 2008 and 2007 the amount of other general and administrative expenses mainly composed of the following events:

	June 30,	June 30,
	2008	2007
Audit and accounting	$7,783	$33,488
Legal fee	18,543	-
Office expenses	593,622	362,502
Salary and wages	275,733	443,306
Consulting	56,580	86,330
Rent & Utilities	81,065	48,024
Others	381	127,678
	$1,033,707	$1,101,328

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
 (Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

17.	STATUTORY RESERVES

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

18.	INCOME TAX

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

The provision for taxes on earnings consisted of:

	December 31,
	2007	2006	2005
Current income taxes expenses:
PRC Enterprises Income Tax	$1,268,963	$752,552	$-
United States Federal Income Tax	-	-	-
Total	$1,268,963	$752,552	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	December 31,
	2007	2006	2005
U.S. statutory rate	34%	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%	-34%
PRC preferential enterprise income tax rate	24%	24%	24%
Tax holiday and relief granted to the Subsidiary	-12%	-12%	-24%
Provision for income tax	12%	12%	-

19.	COMMITMENTS AND CONTINGENCIES

(1)
The Company and its subsidiaries have entered into several tenancy agreements for the lease of factory premises and staff quarters. The Company’s commitment for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter is as follows:

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
 (Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

Year Ended December 31, 2007
For the year 2008	$179,093
For the year 2009	179,093
For the year 2010	179,093
For the year 2011	132,205
For the year 2012	41,483
Total	$710,967

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

20.	OPERATING RISK

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

21.	CONCENTRATION OF CREDIT RISK

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

22.	SEGMENT INFORMATION

The segment information for revenue is as follows:

(In US Dollars)		June 30,		December 31,
		2008	2007	2007	2006	2005
Standard audio & video equipment	China1	$16,743,722	$21,505,301	$41,603,534	$16,598,375	$15,309,895
	Europe	2,321,975	3,585,162	9,250,213	4,376,525	2,426,588
	North America	2,320,156	35,063	166,671	-	-
	Other Asian countries	9,230,018	7,546,628	18,632,732	14,859,436	2,740,015
	South America	2,610,873	694,179	2,015,198	1,346,623	351,278
	Other countries	89,577	-	-	-	-
Intelligent audio & video equipment	China	2,315,727	425,679	1,912,726	-	-
	North America	4,788,582	-	-	-	-
	Other Asian countries	7,661,188	137,841	2,435,253	-	-
Other audio & video equipment	China	3,555,076	-	1,610,189	554,443	1,137,752
	Total	$51,636,895	$33,929,853	$77,626,516	$37,735,401	$21,965,528

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
 (Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

23.	JULY 2008 INVESTOR RELATIONS AGREEMENT

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

24.	SUBSEQUENT EVENTS

Share Exchange Transaction

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

November 2008 Debt Repayment and Set-Off Agreement

On November 24, 2008, the note due to the Company was repaid in full by Hyundai Light and Electric (HZ) Co Ltd. Furthermore, on November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Repayment Agreement”) with Mr. Li and each of NIVS Investment  (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to the Company and the Company agreed to repay $996,433 of the debt that it owed to Mr. Li.

Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$8,838,159 owed to Mr. Li (the “Li Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$996,433 owed to the NIVS Group (the “Related Companies’ Debt”), with US$996,433 owed by Korea Hyundai Light & Electric (Int'l) Holding.  The loans were unsecured with no fixed repayment date. Pursuant to the Repayment Agreement, the Related Companies’ Debt of US$996,433 was repaid in full by set-off against the Li Debt of US$8,838,159 such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt was no longer outstanding and neither Mr. Li nor any of the Related Companies owed the NIVS Group any loan amount.  Moreover, after the repayments under the Repayment Agreement, the Company’s remaining debt owed to Mr. Li was $7,841,726.

Niveous Holding Company Limited and Subsidiaries
Notes to Consolidated Financial Statements
 (Amounts and disclosures at and for the three and six months ended June 30, 2008 and 2007 are unaudited)

The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to the Company or its subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of the Company, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by the Company or its subsidiaries to such persons or entities in the future.   Due to the loans that the Company made to the entities owned and controlled by its chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002, the Company and/or its chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

December 2008 Agreement to Convert Debt to Shares

On December 24, 2008, pursuant to a debt conversion agreement, Mr. Li, the CEO of the Company, agreed to convert the outstanding debt owed by the Company to him, totaling $7,841,726 into approximately 2,160,255 shares of common stock at an estimated conversion price of $3.63 per share. The actual conversion price will be equal to the offering price of the Company’s proposed public offering, and such offering price will be determined upon the closing of the public offering, which is estimated to be between $3.25 and $4.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of NIVS IntelliMedia Technology Group, Inc. (the “Company”) and its wholly-owned subsidiary Niveous Holding Company Limited (referred to herein as “NIVS BVI”), and its subsidiaries, including NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, the Company’s Chief Executive Officer and Chairman of the Board.  See Note 2 to the financial statements of this report for more information on the Company’s organization and ownership structure.  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this report.

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

SRKP 19, INC.

Plan of Operation.  SRKP 19, Inc. incurred a net loss of $(13,302) for the six months ended June 30, 2008 and $(15,441) for the corresponding period in 2007.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.  See below at “Management’s Discussion and Analysis of Financial Condition and Results of Operations— NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.” for information regarding the Share Exchange transaction closed on July 25, 2008.

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

A small number of customers account for a very significant percentage of our revenue. For the six months ended June 30, 2008, we had eight customers that each accounted for at least 5% of the revenues that we generated. These eight customers accounted for a total of approximately 65% of our revenue for that period. During the six months ended June 30, 2008, we had three customers—Huizhou Zhiyuan (10%), Shenzhen Zhanhui (11%), and Huizhou Dongdian (11%)—that each accounted for more than 10% of our sales. During the year ended December 31, 2007, we had five customers that generated revenues of at least 5% of our revenues. These five customers accounted for a total of approximately 38% of our revenue for the year ended December 31, 2007. For the same period, we had one customer—HongKong Huian (13%)—that accounted for more than 10% of our sales. For the year ended December 31, 2006, we had four customers that accounted for at least 5% of revenue. These four customers accounted for approximately 49% of our revenue for that period. For the same period, we had two customers—India Jupiter (17%) and Singapore George (16%)—that accounted for more than 10% of our sales. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

For example, in the first half of 2008, our sales revenue and sales volume for DVD players declined 57% and 85%, respectively, compared to our sales revenue and volume for the first half of 2007. In 2007, our customers placed a large number of orders for DVD players, which increased our sales revenue and volume significantly. However, in the first half of 2008, the price of DVDs began to decrease and the margin of profit from DVD players likewise decreased. As a result, we adjusted our sales strategy and focused our sales on televisions such that we did not produce as many DVD players as in previous years and therefore, our sales of DVD-related products have decreased. In the first half of 2008, our sales revenue for televisions was approximately $4.2 million, which represented an increase of approximately 860% compared to revenue of $0.43 million from the sale of televisions for first half of 2007. The increase in revenue for televisions resulted from an increase in sales volume. In the first half of 2008, our sales volume for televisions rose approximately 940% as compared to the first half of 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 65% of our revenues for the six months ended June 30, 2008, as compared to 71% for the first half of 2007, and sales of products with our own brand accounted for approximately 35% of our revenues for the same period, as compared to 29% for the first half of 2007. OEM sales accounted for 77% of our revenues for the year ended December 31, 2007 and sales of products with our own brand accounted for 23% of our revenues for the same period.

We anticipate that certain costs of operation will increase in the future, including costs and expenses associated with contributions to the PRC housing assistance fund for our employees, which we anticipate to increase approximately 20%. Additionally, changes in Chinese labor laws may require us to raise lower employee salary standards, which will ultimately increase our operation and production costs.

Recent Events

On June 27, 2008, we entered into a share exchange agreement, as amended on July 25, 2008 (the “Exchange Agreement”), with NIVS BVI and its shareholders, pursuant to which these shareholders would transfer all of the issued and outstanding securities of NIVS BVI to us in exchange for 27,546,667 shares of our common stock. On July 25, 2008, the Share Exchange closed and NIVS BVI became our wholly-owned subsidiary and we changed our name to “NIVS IntelliMedia Technology Group, Inc.” A total of 27,546,667 shares were issued to the former shareholders of NIVS BVI and their designees.

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

In July 2008, we entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”).  According to the agreement, as amended, Nascent will provide us with business consulting and investor relations services. Nascent is a third-party investor relations firm that does not have any other relationship or common ownership with us or any of our affiliates. As consideration for entering into the agreement and compensation for Nascent’s services under the agreement, we issued to Nascent 425,000 shares (“IR Shares”) of our common stock upon the closing of the Share Exchange.  In connection with the IR Shares, we recognized a stock-based compensation charge during the three months ended September 30, 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. We also agreed to pay Nascent $6,000 per month for its services. Nascent also entered into a lock-up agreement with WestPark Capital, Inc., the placement agent for the Private Placement, pursuant to which 20,000 IR Shares will be subject to lock-up restrictions until our securities are listed on a national securities exchange and the remaining 405,000 IR Shares will be subject to lock-up restrictions following the date on which our securities are listed on a national securities exchange.  WestPark Capital, Inc. reserves the right to release all or a portion of the shares at its sole discretion.

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

Taxation. Under the tax laws of PRC, NIVS PRC has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

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

Results of Operations

Three months ended June 30, 2008 and 2007

Revenues, which consist of sales of our products, were $24.9 million for three months ended June 30, 2008, an increase of $7.3 million, or 41%, compared to $17.6 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products.  For the three months ended June 30, 2008, our sales revenue for standard audio equipment increased to $12.2 million, an increase of 19.3% compared to $10.2 million for the same period in 2007. Sales revenue for televisions increased to $3.0 million, an increase of 593% compared to $0.4 million for the same period in 2007. Sales revenue for our intelligent audio and video equipment increased to $6.1 million, an increase of 276% compared to $1.6 million for the same period in 2007. For the three months ended June 30, 2008, our sales volume for standard audio equipment decreased by 12.9% to 0.9 million pieces as compared to 1.1 million pieces for the same period in 2007. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the three months ended June 30, 2008, our sales volume for televisions increased by 625% to 0.9 million pieces as compared to 0.1 million pieces for the same period in 2007. Our sales volume for intelligent audio and video equipment increased by 300% to 0.3 million pieces as compared to 0.1 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

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

We had net income of $3.3 million for three months ended June 30, 2008, an increase of $2.2 million, or 204%, compared to $1.1 million for the same period in 2007.

Six months ended June 30, 2008 and 2007

Revenues were $51.6 million for six months ended June 30, 2008, an increase of $17.7 million, or 52%, compared to $33.9 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products.  For the six months ended June 30, 2008, our sales revenue for standard audio equipment increased to $26.2 million, an increase of 8.6% compared to $24.1 million for the same period in 2007. Sales revenue for televisions increased to $4.2 million, an increase of 860% compared to $0.4 million for the same period in 2007. Sales revenue for our intelligent audio and video equipment increased to $14.8 million, an increase of 326% compared to $3.5 million for the same period in 2007. For the six months ended June 30, 2008, our sales volume for standard audio equipment decreased by 12.6% to 2.0 million pieces as compared to 2.2 million pieces for the same period in 2007. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the six months ended June 30, 2008, our sales volume for televisions increased by 940% to 1.1 million pieces as compared to 0.1 million pieces for the same period in 2007. Our sales volume for intelligent audio and video equipment increased by 912% to 0.8 million pieces as compared to 0.1 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

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

We had net income of $6.3 million for six months ended June 30, 2008, an increase of $3.8 million, or 153%, compared to $2.5 million for the same period in 2007.

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

As of June 30, 2008, inventories amounted to $18.8 million, compared to $1.3 million at June 30, 2007.  We have experienced increased sales volume annually and, as a result, we have increased our inventories accordingly. We keep certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $34 million and $26 million as at June 30, 2008 and 2007, respectively. These loans carry annual interest rates of approximately 4.9% to 8.8% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by Company’s buildings, receivables and land use rights.

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li.  In these loan transactions, our subsidiaries would borrow funds from Mr. Li, directly and indirectly through entities controlled by Mr. Li, and our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li.  These entities controlled by Mr. Li are NIVS Investment  (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  The amount of the loans made by our subsidiaries to the Related Companies ranged in amount.  The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $13 million, $10 million, and $4 million during the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively.  The loan amounts owed to our subsidiaries by the Related Companies as of September 30, 2008 and December 31, 2007 and 2006 were approximately $7.6 million, $2.2 million, and $7.0 million, respectively.  As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd.  All of the loans to and from our subsidiaries were unsecured with no fixed repayment date.  The loans were borrowed and repaid frequently.  Normally, it was agreed that the loan amounts were to be paid back to our subsidiaries within three to six months from the date of the loan transaction.  The loans to the Related Companies were for temporary funding of each of the Related Companies’ business.

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries.  As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly.  Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate of Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.  It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008.  In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange.  We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

On November 28, 2008, we and our subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Mr. Li and the Related Companies.  Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to us and our subsidiaries and we and our subsidiaries agreed to repay $996,433 of the debt that we and our subsidiaries owed to Mr. Li.  As inducement for the Related Companies for entering into the Agreement, we and our subsidiaries agreed to, among other things, permit the amounts owed to us by the Related Companies to be off-set by amounts that we owed to Mr. Li and acknowledge that the Related Companies no longer owed any loan amounts to us or our subsidiaries.

Immediately prior to the repayments under the Agreement, our subsidiaries had an aggregate outstanding loan amount of $8,838,159 owed to Mr. Li (the “Li Debt”).  On the same date, Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of $996,433 owed to our subsidiaries (the “Related Companies’ Debt”), which consisted of $996,433 owed by Korea Hyundai Light & Electric (Int'l) Holding.

Pursuant to the Agreement, the Related Companies’ Debt of $996,433 was repaid by set off against the Li Debt of $8,838,159.  As a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding and neither Mr. Li nor any of the Related Companies owed us or our subsidiaries any loan amount.  Moreover, after the repayments under the Agreement, our subsidiaries’ remaining debt owed to Mr. Li was $7,841,726.  The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to the us or our subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of our company or subsidiaries, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by us or our subsidiaries to such persons or entities in the future.

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,841,726 that we owe to Mr. Li will be converted into shares of our common stock.  According to the agreement, the shares will be issued upon the closing of our proposed public offering.  No conversion of the debt will occur unless the public offering is conducted, and there is no guarantee that we will be able to complete the public offering.  The number of shares that we will issue to Mr. Li will be equal to the debt amount of $7,841,726 divided by the offering price of our proposed public offering.  The estimated offering price range for our offering is $3.25 to $4.00 per share, and based on the mid-range point of the per share offering price of $3.63, we estimate that we will be issuing 2,160,255 shares of common stock to Mr. Li.  After giving effect to the conversion, and assuming the closing of the proposed public offering, the debt will no longer be outstanding and we will not have any outstanding debt owed to Mr. Li.

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million, of which $1.3 million was represented by subscription receivables. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. We agreed to file a registration statement covering the common stock sold in the Private Placement and to pay for all costs related to the registration of the shares.  We have used and intend to use the proceeds from the Private Placement to provide working capital for speech-controlled TV and product promotion, speech-controlled audio acoustics, DVD, and DVB production capacity expansion, technology and product research and development, basic research and application product development, brand building and publicity and strengthening channel building and brand promotion in China and to increase reserve funds.

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

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2008, compared to net cash used in operations of $4.7 million for the six months ended June 30, 2007. The increase in net cash provided by operating activities was primarily due to an increase cash provided from accounts payable and accrued liabilities from $1.6 million to $10.5 million, for the respective periods, which primarily resulted from our increase in short-term and long-term contracts with banks for funds to pay for materials in cash and in advance in order to secure more beneficial pricing from our suppliers. In addition, the change in net cash provided by operating activities was due to a decrease of cash used in account receivables from $5.8 million to $1.3 million, for the respective periods, which primarily resulted from an increase in our sales volume for the six months ended June 30, 2008. Our increase in net cash provided for the six months ended June 30, 2008 was partially offset by an increase in cash used in advance to suppliers from $4.6 million for the first half of 2007 to $13.8 million for the first half of 2008. We increased our advances to suppliers in an attempt to secure discounts and locking up material costs in response to increasing material costs.

Net cash used in investing activities was $8.4 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $4.7 million for the six months ended June 30, 2007. The increase in net cash used in investing activities was due to our purchase of production equipment to expand our production scale in the first quarter of 2008 and an increase in amounts due from related parties.

Net cash provided by financing activities amounted to $4.3 million for the six months ended June 30, 2008, compared to net cash provided by financing activities of $10.6 million for the six months ended June 30, 2007. The decrease of cash provided was primarily a result of an increase in repayment of loans and bank notes that we took out during 2007. During the six months ended June 30, 2008, lenders extended our credit lines as our operations expanded, and our net proceeds from loan and bank notes was only $5.5 million for the six months ended June 30, 2008, which is $3.8 million less than the net proceeds from loans and banks notes of $9.3 million for the six months ended June 30, 2007.

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

In October 2008, our independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty”), informed us that our financial statements for the years ended 2007, 2006, and 2005 and the six months ended June 30, 2008 and 2007 contained an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of our expenses for those periods.  We did not account for the addition of imputed interest in our financial statements at the time of issuance.  We reviewed the accounting for the imputed interest and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above.  We concluded that the imputed interest on loans due to our principal shareholders should have been accounted for as an expense to business operation and an addition to paid-in capital.  We accounted for the imputed interest as an expense to business operations and an addition to paid-in capital.

In December 2008, Kempisty informed us that our financial statements for the years ended 2007, 2006, and 2005, the six months ended June 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, contained an error in the accounting treatment for “Due from related parties,” whereby a misclassification of “Due from related parties” resulted in an overstatement of our assets and shareholders’ equity for those periods. We misclassified “Due from related parties” by recording related party receivables as an asset instead of as a deduction from stockholders’ equity for the periods referenced above. We reviewed the accounting for “Due from related parties” and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above. We concluded that “Due from related parties” should have been accounted for by recording related party receivables as a deduction from stockholders’ equity. We accounted for “Due from related parties” by recording related party receivables as a deduction from stockholders’ equity.

Furthermore, in November 2008, our management identified a material weakness in our controls and procedures regarding our failure to timely disclose and prevent loan transactions made to entities owned and controlled by our CEO in violation of Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”).  The facts of the loan transactions and remediation are as follows:

On July 25, 2008, we consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of June 27, 2008, and amended as of July 25, 2008, with NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and the shareholders of NIVS BVI (the “Shareholders”), whereby we (i) became the 100% parent of NIVS BVI and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”); (ii) assumed the operations of NIVS BVI and its subsidiaries and (iii) changed our name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. See Note 2 to the financial statements of this report for more information on the Company’s organization and ownership structure. Upon the closing of the Share Exchange, the sole business conducted by our company became the business conducted by NIVS BVI, and we appointed new officers and directors, which were officers and directors of NIVS BVI. Prior to the Share Exchange, NIVS PRC entered into loan transactions with its founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, NIVS PRC would borrow funds from Mr. Li and NIVS PRC would also lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. The loans were unsecured with no fixed repayment date.

It was intended that all loans from the Company to officers and directors, whether directly or indirectly, be repaid prior to the closing of the Share Exchange, and no further loans would be made to such related parties after the closing of the Share Exchange. In November 2008, it was discovered that the loans to entities owned by our CEO and other related parties continued after the closing of the Share Exchange.  Upon the discovery of the continued loans to entities owned by our CEO and other related parties, we took remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all outstanding loan balances, including all accrued interest, and we have received full repayment of the amounts owed to us by the entities owned and controlled by our CEO.  We entered into a repayment agreement with the entities owned by our CEO and other related parties pursuant to which all amounts owed by such entities to us was repaid in full.

We have taken steps to improve the process designed to prevent such loans to our directors, officers or related entities by engaging (i) Protiviti, a third party consulting firm with experience in implementing Section 402 preventative measures and controls and procedures, (ii) two consultants in U.S. public reporting requirements, and (iii) a financial consultant with experience in public company reporting and advising China-based companies listed in the United States.   Furthermore, in January 2009, we appointed a new independent director and Chairman of our Audit, Compensation, and Nominating Committees, Charles Mo.  In January 2009, we also hired a new Interim Chief Financial Officer and Corporate Secretary, Simon Zhang, who has experience with financial reporting under U.S. GAAP. In addition, we have amended our Audit Committee charter and Code of Business Conduct and Ethics to specifically provide that our Audit Committee must discuss and review with management, our outside legal counsel, our independent auditor and other appropriate parties, as applicable, before approving any proposed loan, advance of funds, transfer of funds, creation of debt or other liability, or similar transaction that involves a related party, including any entity in which a director or executive officer of the Company has a direct or indirect interest.  No transaction is permitted to occur until such review and analysis is complete and the Audit Committee provides prior written approval and authorization.

In January 2009, in an effort to take additional measures to improve our internal controls and procedures regarding related party transactions and to adopt a policy for the identification, approval, processing, recording and disclosure of related party transactions, we adopted the NIVS IntelliMedia Technology Group, Inc. Policy and Procedures With Respect To Related Person Transactions.  Additionally, in January 2009, in an effort to take additional measures to improve our internal controls and procedures to ensure that information required to be disclosed by our company in the reports that we file or submit under U.S. securities laws and the SEC’s rules and regulations is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure, we adopted the NIVS IntelliMedia Technology Group, Inc. Disclosure Controls and Procedures.

In addition to the foregoing, we are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. As stated above, we have engaged third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information.  Management plans to enlist additional qualified in-house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we have taken and plan to take will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We also plan to work with the outside consultants we have engaged in assessing and improving our internal controls and procedures when necessary.

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

We had negative working capital of approximately $49.7 million, $12.5 million, $34 million and $12 million as at June 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively. The increase of negative working capital was largely caused by the substantial increases in financing from bank loans and notes. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences for you, including:

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

We have employees based in Huizhou, China, and under applicable regulations we intend to commence contributions to a housing assistance fund for these employees. We expect to commence contributions to the fund after the proposed listing of our securities on a national securities exchange, which could occur as early as the fourth quarter of 2008. We expect to incur increased operation costs and expenses in connection with these planned contributions, which could have a negative effect on our results of operations.

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

Our notes payable to banks for short-term borrowings as of June 30, 2008 and December 31, 2007 and 2006 were approximately $14.8 million, $34.9 million and $13.0 million, respectively. Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. We are conducting a public offering of shares of common stock registered in a registration statement, and we may conduct additional financing transactions in the future. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

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

We rely heavily on the founder of NIVS PRC and our current Chief Executive Officer, Tianfu Li. The loss of his services could adversely affect our ability to source products from our key suppliers and our ability to sell our products to our customers.

Our success depends, to a significant extent, upon the continued services of Tianfu Li, who is the founder of NIVS PRC and our current Chairman of the Board and Chief Executive Officer. Mr. Li has, among other things, developed key personal relationships with our suppliers and customers. We greatly rely on these relationships in the conduct of our operations and the execution of our business strategies. The loss of Mr. Li could, therefore, result in the loss of favorable relationships with one or more of our suppliers and/or customers. We do not maintain "key person" life insurance covering Mr. Li or any other executive officer. The loss of Mr. Li could significantly delay or prevent the achievement of our business objectives and adversely affect our business, financial condition and results of operations.

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

Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights. We own a trademark related to the sale of our products, which is materially important to our business, as well as our licenses, other trademarks and proprietary rights that are used for certain of our home entertainment and consumer electronics products. Our trademarks are registered in China. However, third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. In addition, in the event third party licensees fail to protect the integrity of our trademarks, the value of these marks could be materially adversely affected.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

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

NIVS PRC has enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of the PRC, NIVS PRC has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We have applied for the listing of our common stock on the NYSE Alternext US (formerly known as the American Stock Exchange). There is no guarantee that the NYSE Alternext US, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the NYSE Alternext US, we may seek quotation on the OTC Bulletin Board. The FINRA has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market and NYSE Alternext US. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market and NYSE Alternext US. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the  6,544,047 shares of our common stock issued in an equity financing that was conducted in concurrently with the Share Exchange. The registration statement must be filed within 30 days of the closing of the Share Exchange. Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 90 days after our common stock is first listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up every thirty (30) days in eleven equal installments. In addition, the placement agent, in its discretion, may release some or all the Shares earlier than the schedule set forth in this section. Any such early release by the placement agent will apply equally to each of the investors in the Private Placement.

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

NIVS PRC, our principal operating subsidiary, is an equity joint venture in which we, through NIVS BVI, directly own a 97.5% interest and the founder of NIVS PRC and our current Chief Executive Office and Chairman of the Board, Tianfu Li, owns the remaining 2.5% interest.  See Note 2 to the financial statements of this report for more information on the Company’s organization and ownership structure.  Mr. Li’s interest may not be aligned with our interest at all times. If our interests diverge, Mr. Li may exercise his rights, as dictated under PRC laws, to protect his own interest, which may be adverse to us and our investors. For example, should we wish to transfer our equity interest in NIVS PRC, in whole or in part, to a third-party, Mr. Li, if he dissents to such a transfer, will have a right to have his interests purchased under general company regulations. If Mr. Li exercises his rights, any proposed sale and transfer of our interests in NIVS PRC may be delayed and our financial condition and results of operations may suffer.

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

Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") prohibits us from directly or indirectly, including through any subsidiary, extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. Prior to the Share Exchange, our subsidiaries entered into loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, our subsidiaries would borrow funds from Mr. Li, directly and indirectly through entities owned by Mr. Li, and our subsidiaries would lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). The loans, which were unsecured with no fixed repayment date, were for temporary funding of each of the Related Companies’ business.

It was intended that all loans from the Company to the entities owned by our CEO and related parties be repaid prior to the closing of the Share Exchange, and no further loans would be made after the closing of the Share Exchange. In November 2008, it was discovered that the loans to entities owned by our CEO and related parties continued after the closing of the Share Exchange, as more fully described in Note 8 to the financial statements contained in this report. Although we have attempted to take remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all outstanding loan balances, the violation of Section 402 may cause governmental authorities, such as the United States Securities and Exchange Commission, to subject us to criminal, civil, or administrative sanctions, penalties, or investigations, which may not be resolved favorably and will require significant management time and attention, and we could incur costs which could materially and negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or litigation will not commence, and if commenced, that such investigation or litigation will result in a favorable outcome for us. Similarly, private parties may also initiate civil litigation against us for such violations.

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

We entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”) pursuant to which we issued 425,000 shares of our common stock to Nascent. In connection with the issuance of the shares of common stock, we expect to recognize a charge to stock compensation in the third quarter of 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. The expense will have a negative effect on our results of operations and we may not realize a benefit from the investor relations services that is comparable to such negative effect. As a result, our operations may suffer and our stock price may decline.

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

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares at or above the price they paid for them.

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

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction.  There can be no assurance that future developments actually affecting us will be those anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our reliance on our major customers for a large portion of our net sales;

•	Our ability to develop and market new products;

•	Our ability to continue to borrow and raise additional capital to fund our operations;

•	Our ability to accurately forecast amounts of supplies needed to meet customer demand;

•	Exposure to market risk through sales in international markets;

•	The market acceptance of our products;

•	Exposure to product liability and defect claims;

•	Fluctuations in the availability of raw materials and components needed for our products;

•	Protection of our intellectual property rights;

•	Changes in the laws of the PRC that affect our operations;

•	Inflation and fluctuations in foreign currency exchange rates;

•	Our ability to obtain all necessary government certifications, approvals, and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

July 2008 Share Exchange Transaction

On July 25, 2008, we consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of June 27, 2008, and amended as of July 25, 2008, with NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and the shareholders of NIVS BVI (the “Shareholders”), whereby we (i) became the 100% parent of NIVS BVI and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”); (ii) assumed the operations of NIVS BVI and its subsidiaries and (iii) changed our name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. See Note 2 to the financial statements of this report for more information on the Company’s organization and ownership structure. Upon the closing of the Share Exchange on July 25, 2008, which occurred after the end of the period covered by this report, the internal control over financial reporting utilized by NIVS BVI prior to the Share Exchange became the internal control over financial reporting of our company. Following the Share Exchange the sole business conducted by our company became the business conducted by NIVS BVI, and we appointed new officers and directors.

Loans involving Directors, Officers, Stockholders and Affiliated Parties; Repayment

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li.  In these loan transactions, our subsidiaries would borrow funds from Mr. Li, directly and indirectly through entities controlled by Mr. Li, and our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li.  These entities controlled by Mr. Li are NIVS Investment  (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).

The amount of the loans made by our subsidiaries to the Related Companies ranged in amount.  The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $13 million, $10 million, and $4 million during the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively.  The loan amounts owed to our subsidiaries by the Related Companies as of September 30, 2008 and December 31, 2007 and 2006 were approximately $7.6 million, $2.2 million, and $7.0 million, respectively.  As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd.  All of the loans to and from our subsidiaries were unsecured with no fixed repayment date.  The loans were borrowed and repaid frequently.  Normally, it was agreed that the loan amounts were to be paid back to ours subsidiaries within three to six months from the date of the loan transaction.

The loans to the Related Companies were for temporary funding of each of the Related Companies’ business.  The businesses of the Related Companies are as follows:  NIVS Investment (SZ) Co., Ltd. invests in various industries, including real estate developments and electronic, internet, communication and digital manufacturing and distribution; Zhongkena Technology Development develops and distributes digital media products, electronic home appliances, and portable baby-education products; Xentsan Technology (SZ) Co., Ltd. purchases and distributes electronic products and domestic commercial products; Korea Hyundai Light & Electric (Int’l) Holding and Hyundai Light & Electric (HZ) Co., Ltd. is in the business of electronic and lighting products development and sales; and NIVS Information & Technology (HZ) Co., Ltd. designs, manufactures and sells computer appliance software and digital products.

Mr. Li owns and controls each of the Related Companies.  Mr. Li owns 90% of, and is a director of, NIVS Investment (SZ) Co., Ltd., which owns 60% of Zhongkena Technology Development, 51% of Xentsan Technology (SZ) Co., Ltd., and 95% of NIVS Information & Technology (HZ) Co., Ltd.  Mr. Li is also a director of Xentsan Technology (SZ) Co., Ltd.  Prior to July 2008, Mr. Li was the 100% owner of Korea Hyundai Light & Electric (Int’l) Holding Limited., which is the 100% owner of Hyundai Light & Electric (HZ) Co., Ltd.  He was also a director of the entities.  On July 18, 2008, Mr. Li sold his 100% ownership in Korea Hyundai Light & Electric (Int’l) Holding Limited to China Intelligent Electronic Holding Company Limited., which is now 100% owned by Ms. Jin Xiang Ying.  Ms. Jin Xiang Ying is an individual who is not related to Mr. Li or the Related Companies. After the transfer, Mr. Li is no longer a director of Korea Hyundai Light & Electric (Int’l) Holding Limited and Hyundai Light & Electric (HZ) Co., Ltd.  Mr. Li's sister, Ms. Li Xue Mei, is an executive director and general manager of Hyundai Light & Electric (HZ) Co., Ltd.

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries.  As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly.  Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate of Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.  It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008.  In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange.  We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

On November 28, 2008, we and our subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Mr. Li and the Related Companies.  Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to us and our subsidiaries and we and our subsidiaries agreed to repay $996,433 of the debt that we and our subsidiaries owed to Mr. Li.  As inducement for the Related Companies for entering into the Agreement, we and our subsidiaries agreed to, among other things, permit the amounts owed to us by the Related Companies to be off-set by amounts that we owed to Mr. Li and acknowledge that the Related Companies no longer owed any loan amounts to us or our subsidiaries.

Immediately prior to the repayments under the Agreement, our subsidiaries had an aggregate outstanding loan amount of $8,838,159 owed to Mr. Li (the “Li Debt”).  On the same date, Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of $996,433 owed to our subsidiaries (the “Related Companies’ Debt”), which consisted of $996,433 owed by Korea Hyundai Light & Electric (Int'l) Holding.

Pursuant to the Agreement, the Related Companies’ Debt of $996,433 was repaid by set off against the Li Debt of $8,838,159.  As a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding and neither Mr. Li nor any of the Related Companies owed us or our subsidiaries any loan amount.  Moreover, after the repayments under the Agreement, our subsidiaries’ remaining debt owed to Mr. Li was $7,841,726.

The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to the us or our subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of our company or subsidiaries, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by us or our subsidiaries to such persons or entities in the future.

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,841,726 that we owe to Mr. Li will be converted into shares of our common stock.  According to the agreement, the shares will be issued upon the closing of our proposed public offering.   The number of shares that we will issue to Mr. Li will be equal to the debt amount of $7,841,726 divided by the offering price of our public offering.  The estimated offering price range for our offering is $3.25 to $4.00 per share, and based on the mid-range point of the per share offering price of $3.63, we estimate that we will be issuing 2,160,255 shares of common stock to Mr. Li.  After giving effect to the conversion, the debt will no longer be outstanding and we will not have any outstanding debt owed to Mr. Li.  Mr. Li’s beneficial ownership will increase from 33.1% to 36.3% as a result of the debt conversion.  There is no guarantee that our proposed public offering will be completed, in which event the debt will not be converted into shares of common stock.

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

NIVS IntelliMedia Technology Group, Inc.

Dated: February 11, 2009	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer