Form 10-Q/A
period 2008-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-02-11
CIK 1403795

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by NIVS IntelliMedia Technology Group, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on December 4, 2008 (the “Original Filing”), is being filed to reflect revisions to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Controls and Procedures, Risk Factors, Other Information, and Exhibits. The Company has revised its financial statements for the three months and nine months ended September 30, 2008 and 2007 to reflect various adjustments, primarily to account for restatements made due to an error in the accounting treatment of imputed interest on loans due to one of the Company’s shareholders resulting in an understatement of the Company’s expenses for certain periods and due to a misclassification for “Due from related parties,” resulting in an overstatement of the Company’s assets and shareholders’ equity for certain periods. These adjustments are more fully described in Note 1 of the Notes to the Financial Statements contained herein.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 1A (Risk Factors), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), Item 4 (Controls and Procedures), Item 5 (Other Information), and Item 6 (Exhibits) and the other Items as presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q/A

For the Quarterly Period Ended September 30, 2008

INDEX

Part I. Financial Information

Item 1. Financial Statements

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(As restated)
	(As restated)
Assets
Current Assets
Cash and cash equivalents	$3,114,058	$1,438,651
Short-term investment, marketable securities	10,736	10,061
Trade receivables, net (Note 4)	20,971,383	4,510,833
Interest receivables	393,919	-
Inventories, net (Note 7)	6,847,852	17,347,370
Restricted cash (Note 14)	4,318,165	1,983,247
Prepaid expenses and deposits	2,587,701	18,585
Total current assets	38,243,814	25,308,747
Property and equipment, net (Note 9)	54,276,881	46,624,502
Advances to suppliers (Note 5)	23,975,026	14,391,650
Intangible assets, net (Note 10)	2,355,195	2,228,974
Total Assets	$118,850,916	$88,553,873

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable - trade	$8,428,310	$14,560,824
Due to related parties (Note 8)	568,063	-
Customer deposit (Note 11)	3,134,519	2,454,761
Accrued liabilities and other payable	1,017,163	490,142
Various taxes payable	983,673	187,711
Short-term loans (Note 12)	36,118,646	28,645,571
Current portion of long-term bank loan payable (Note 13)	-	4,455,656
Wages payable	371,183	608,222
Bank notes payable (Note 14)	19,414,388	6,399,693
Corporate tax payable	2,330,045	1,725,765
Total current liabilities	72,365,990	59,528,345
Due to shareholder (Note 15)	9,133,637	11,008,770
Total liabilities	81,499,627	70,537,115

Minority interest	1,033,786	620,131

Shareholders' Equity
Preferred stock $0.0001 par value, 10,000,000 shares authorized, none outstanding at September 30, 2008 (unaudited) and
December 31, 2007 (Note 2)	-	-
Capital stock $0.0001 par value, 10,000,000 shares authorized,
36,855,714 and 27,546,667 shares issued and outstanding at
September 30, 2008 (unaudited) and December 31, 2007, respectively (Note 2)	3,686	2,755
Additional paid-in capital	12,454,299	755,803
Accumulated other comprehensive income	3,702,406	2,122,612
Statutory surplus reserve fund (Note 17)	1,278,764	1,278,764
Retained earnings (unrestricted)	26,498,243	15,450,063
Due from related parties (Note 8)	(7,619,895)	(2,213,370)
Total Shareholders' Equity	36,317,503	17,396,627
Total Liabilities and Shareholders' Equity	$118,850,916	$88,553,873

The accompanying notes are an integral part of these financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In US Dollars)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$49,411,468	$16,730,346	$101,048,363	$50,660,199
Other Sales	164,939	313,838	320,992	599,219
Cost of Goods Sold	(38,261,969)	(12,743,673)	(77,852,802)	(38,742,351)
Gross Profit	11,314,438	4,300,511	23,516,553	12,517,067

Selling Expenses	1,286,796	826,037	2,649,900	2,543,024

General and administrative
Amortization	18,003	14,858	51,491	45,482
Depreciation	87,859	71,267	249,068	205,149
Bad debts	424,299	338,838	808,401	1,122,461
Merger cost	1,783,586	-	1,783,586	-
Stock-based compensation (Note 23)	765,000	-	765,000	-
Other General and administrative (Note 16)	857,584	765,073	1,891,291	1,866,401
Total General and administrative	3,936,331	1,190,036	5,548,837	3,239,493
Research and development	261,141	115,107	668,323	257,379
Total operating expenses	5,484,268	2,131,180	8,867,060	6,039,896
Income from operations	5,830,170	2,169,331	14,649,493	6,477,171

Other income (expenses)
Government grant	21,506	-	21,506	-
Write-down of inventory	-	(2,799)	-	(393,205)
Interest income	250,664	(10,104)	393,946	1,204
Interest expense	(517,857)	(353,561)	(1,563,094)	(993,656)
Imputed interest	(147,620)	(245,371)	(446,953)	(494,610)
Sundry income (expense), net	(31,544)	(33,545)	(22,370)	(65,973)
Total other income (expenses)	(424,851)	(645,380)	(1,616,965)	(1,946,240)

Income before minority interest and income taxes	5,405,319	1,523,951	13,032,528	4,530,931
Income taxes	(645,936)	(54,057)	(1,621,020)	(488,179)
Minority interest	(196,195)	(36,761)	(363,328)	(101,421)

Net Income	$4,563,188	$1,433,133	$11,048,180	$3,941,331

Basic and diluted earnings per share	$0.13	$0.05	$0.37	$0.14

Weighted average shares outstanding	34,147,201	27,546,667	29,746,845	27,546,667

The accompanying notes are an integral part of these financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In US Dollars)

	For Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	(As restated)	(As restated)
Cash Flows From Operating Activities
Net Income	$11,048,180	$3,941,331
Adjustments to reconcile net income to net
cash used by operating activities:
Minority Interest	363,328	101,421
Bad debts	808,401	1,122,461
Depreciation	3,575,811	767,755
Amortization	51,491	45,482
Imputed interest	446,953	494,610
Stock based compensation	765,000	-
Write-down of inventory	-	393,205
Changes in operating assets and liabilities:
Account receivable-trade	(17,268,951)	(6,778,942)
Interest receivable	(393,919)	-
Advances to suppliers for purchases	(9,583,376)	(10,343,039)
Prepaid expenses and deposits	(2,569,116)	(127,780)
Inventories, net	10,499,518	(6,943,597)
Restricted cash	(2,334,918)	(1,678,062)
Accounts payable and accrued liabilities	(4,925,735)	4,845,147
Various taxes payable	795,962	(1,740,064)
Wages payable	(237,039)	(16,510)
Corporate tax payable	604,280	259,129
Net cash used by operating activities	(8,354,130)	(15,657,453)

Cash Flows From Investing Activities
Purchases of property and equipment	(8,176,812)	(1,847,361)
Purchases of intangible assets	(28,674)	-
Due from related parties	(5,406,525)	(7,229,905)
Net cash used by investing activities	(13,612,011)	(9,077,266)

Cash Flows From Financing Activities
Proceeds of loans	69,977,859	58,645,500
Repayments of loans	(66,957,669)	(42,016,949)
Proceeds of bank notes	27,571,598	16,476,779
Repayments of bank notes	(16,964,527)	(17,001,581)
Capital lease payable	-	(61,669)
Net proceeds from private placement	10,487,474	-
Due to shareholder	(1,875,133)	9,655,704
Due to related parties	568,063	-
Net cash provided by financing activities	22,807,665	25,697,784
Effect of exchange rate changes on cash	833,883	545,730
Net increase in cash and cash equivalents	1,675,407	1,508,795
Cash and cash equivalents, beginning of period	1,438,651	559,390
Cash and cash equivalents, end of period	$3,114,058	$2,068,185

Supplemental disclosure information:
Interest expense paid	$1,045,237	$640,095
Income taxes paid	$975,084	$434,122
Non cash investing and financing activities:
Exchange of investment equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

1.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 7, 2008, independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), informed NIVS IntelliMedia Technology Group, Inc. (the “Company”) that its financial statements for the year ended 2007, 2006, and 2005, and the six months ended June 30, 2008, should not be relied upon due to an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of the registrant’s expenses for those periods. Authorized officers of the Company’s Board of Directors concluded on October 7, 2008, that the Company should restate the financial statements described above and file an amendment to its registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2008 and Form 10-Q filed with the SEC on August 19, 2008. The September 30, 2008 Form 10-Q filed with the SEC on December 4, 2008 was not affected by this issue.

Subsequently, Kempisty & Company informed the Company that its financial statements for the year ended 2007, 2006, and 2005 and for the three and nine months ended September 30, 2008 and 2007 should not be relied upon due to a misclassification for “Due from related parties,” resulting in an overstatement of the registrant’s assets and shareholders’ equity for those periods. Authorized officers of the Company’s Board of Directors concluded that the Company should restate the financial statements described above and file an amendment to its registration statement on Form S-1 filed with the SEC on December 24, 2008 and Form 10-Q filed with the SEC on December 4, 2008.

Effects of Restatements

To correct the above noted errors, the Company has restated the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007, and its consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, and the notes to the consolidated financial statements for such periods as appropriate.

The following is a summary of the corrections described above:

Consolidated Balance sheets

	As previously reported at December 31, 2007	As restated at December 31, 2007	As previously reported at September 30, 2008	As restated at September 30, 2008
Assets
Due from related parties	$2,213,370	$-	$7,619,895	$-
Minority interest	626,346	620,131	1,040,001	1,033,786
Shareholders’ Equity
Additional paid-in capital	755,803	755,803	12,205,681	12,454,299
Retained earnings	15,443,848	15,450,063	26,740,646	26,498,243
Due from related parties	-	(2,213,370)	-	(7,619,895)

Consolidated Statements of Cash Flows

	For the quarter ended September 30,2008		For the quarter ended September 30,2007
	As previously reported	As restated	As previously reported	As restated

Cash flow from investing activities
Due from related parties	$-	$(5,406,525)	$-	$(7,229,905)

Cash flow from financing activities
Due from related parties	(5,406,525)	-	(7,229,905)	-

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

v.	Interim financial information

The accompanying interim consolidated financial statements that accompany these notes are prepared in conformity with U.S. generally accepted accounting principles. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the entire year.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2008	2007
Accounts receivable-trade	$22,506,747	$5,239,098
Allowance for doubtful accounts	(1,535,364)	(728,265)
Accounts receivable-trade, net	$20,971,383	$4,510,833

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2007, and as of September 30, 2008, is displayed as follows:

	September 30,	December 31,
	2008	2007
Beginning balance	$(728,265)	$(220,334)
Provision/Reversal during the period	(807,099)	(507,931)
Ending balance	$(1,535,364)	$(728,265)

5.	ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	September 30,	December 31,
	2008	2007
Dengfeng Digital	125,197	261,274
Liangchuan Chemical	-	280,309
Guangdong Renxin	456,348	200,726
Kiayi Techonology	124,844	116,994
Yintian Chemical	472,268	411,120
Desheng Digital	10,489,728	6,466,384
Baoyitong Trading	-	2,696,980
Huaneng Ltd	147,426	1,077,299
Shenghang	1,110,897	949,118
Yide	3,650,278	364,880
Ningxia Yuanfeng	1,736,581	788,994
Others	5,661,459	777,572
	$23,975,026	$14,391,650

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

In 2005, NIVS Investment (SZ) Co., Ltd., an affiliated company, signed an investing agreement with Wanlizhou Electronics Limited (“Wanlizhou”). Pursuant to the agreement, NIVS Investment (SZ) Co., Ltd and Wanlizhou will jointly develop a project named “IPTV for Residential Areas”. In the same year, the NIVS Investment (SZ) Co., Ltd injected RMB 100,000,000 to fund this project.

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

The balances of the project investment account for the year ended December 31, 2007 and 2006 and for the nine months ended September 30, 2008 and 2007 are listed below:

	September 30,		December 31,
	2008	2007	2007
IPTV investment	$-	$13,338,000	$-

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

7.	INVENTORY

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

The change of the reserve for obsolete inventory between the reporting periods, as of December 31, 2007, and as of September 30, 2008, is displayed as follows:

	September 30,	December 31,
	2008	2007
Beginning balance	$(105,391)	$(5,130)
Provision/Reversal during the period	-	(100,261)
Foreign exchange adjustment	(1,063)	-
Ending balance	$(106,454)	$(105,391)

8.	DUE FROM (TO) RELATED PARTIES

Due from related parties consist of the following:

	September 30,	December 31,
	2008	2007
NIVS Investment (SZ) Co., Ltd.	$-	$773,234
Zhongkena Technology Development	20,921	380,470
Xentsan Technology (SZ) Co., Ltd.	-	356,452
Korea Hyundai Light & Electric (Int'l) Holding	1,849,865	703,214
NIVS Information & Technology (HZ) Co., Ltd.	7,315	-
Hyundai Light & Electric (HZ) Co., Ltd.	5,741,794	-
Total	$7,619,895	$2,213,370

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

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

9.	PROPERTY AND EQUIPMENT

Property and equipments consist of the following:

	September 30,	December 31,
	2008	2007
Building	$16,612,494	$15,567,497
Molds	28,636,264	26,834,921
Machinery and Equipments	9,129,780	5,762,197
Electronic, office and other equipments	642,734	590,063
Automobiles	1,212,156	844,218
Construction in progress	4,870,381	-
Accumulated Depreciation	(6,826,928)	(2,974,394)

Property and equipments, net	$54,276,881	$46,624,502

The depreciation expenses are $3,575,811 and $767,755 in the nine months ended September 30, 2008 and 2007, respectively.

	Nine months ended September 30,
	2008	2007
Cost of sales	$3,293,779	423,665
Selling expenses	32,964	138,941
General and administrative expense	249,068	205,149

Total	$3,575,811	$767,755

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2008	December 31, 2007
Land use rights	$2,750,473	$2,577,423

Computer software use rights	34,072	4,509
Accumulated amortization	(429,350)	(352,958)

Intangible assets, net	$2,355,195	$2,228,974

The amortization expense is $51,491, and $45,482 in the nine months ended September 30, 2008 and 2007, respectively.

	Nine months ended September 30,
	2008	2007
General and administrative expense	51,491	45,482

Total	$51,491	$45,482

11.	CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In their agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to rework, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the year ended December 31, 2007 and the nine months ended September 30, 2008 and 2007 the Company has had no costs related to a contract breach or product quality issue.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

Customer deposit consists of the following:

		Nine months ended September 30,				Year ended December 31,
		2008		2007		2007

Name of customer
MICO ELECTRIC (HONGKONG)	Purchase of company products, delivered in Oct. 2008	$140,178	4.47%	$-		$-
SWEET CRED LTD	Purchase of company products, delivered in Oct. 2008	54,571	1.74%
印度JUPITER				143,670	6.87%	237,902	9.69%
MOSCOW TOR	Purchase of company products, delivered in Nov. 2008	126,212	4.03%	115,695	5.53%	44,193	1.80%
LISEN EAST	Purchase of company products, delivered in Oct. 2008	34,256	1.09%				0.00%
SPAIN ADL	Purchase of company products, delivered in Oct. 2008	88,468	2.82%	80,278	3.84%	81,187	3.31%
FUZHOU XINHONGSHENG	Purchase of company products, delivered in Oct. 2008	55,282	1.76%	72,700	3.47%	59,444	2.42%
INDAI MIRC	Purchase of company products, delivered in Oct. 2008	74,664	2.38%	66,884	3.20%	68,520	2.79%
SAMSUNG K-TECH	Purchase of company products, delivered in Oct. 2008	124,368	3.97%	65,278	3.12%	67,302	2.74%
BEIJING JINDACHENG	Purchase of company products, delivered in Oct. 2008	17,927	0.57%	89,564	4.28%	128,871	5.25%
SHIJIAZHUANG YITE	Purchase of company products, delivered in Oct. 2008	41,829	1.33%	35,825	1.71%		0.00%
CHANGCHUN LONGRUIDA	Purchase of company products, delivered in Oct. 2008	72,992	2.33%	62,515	2.99%	66,985	2.73%
HAIWEI'ER TRADING				215,302	10.29%	252,052	10.27%
SHENGKE NET						223,192	9.09%
BEIJING WIRELESS	Purchase of company products, delivered in Nov. 2008	130,092	4.15%	127,949	6.12%	153,576	6.26%
RUSSIA ERIMEX	Purchase of company products, delivered in Oct. 2008	165,055	5.27%			151,472	6.17%
LITHUANIA ACME						100,929	4.11%
HANGZHOU WANHAI	Purchase of company products, delivered in Oct. 2008	74,687	2.38%	63,974	3.06%	68,541	2.79%
RUSSIA AVE	Purchase of company products, delivered in Nov. 2008	116,810	3.73%	84,926	4.06%	61,368	2.50%
TAIWAN ZHIHE	Purchase of company products, delivered in Oct. 2008	60,565	1.93%	53,280	2.55%	55,581	2.26%
DONGGUAN SHISHANG
Others		1,756,563	56.04%	1,357,385	22.65%	633,646	25.81%
Total: (USD)		$3,134,519		$2,635,225		$2,454,761

12.	SHORT TERM LOANS

Short term loans consist of the following:

	September 30,	December 31,
	2008	2007
Construction Bank	$19,306,384	$12,326,110
Defutai Bank	2,159,622	2,023,773
Agricultural Bank	11,161	4,590,011
Nanyian Bank	7,380,430	7,421,509
Henshen Bank	-	541,665
Development Bank	5,559,051	1,742,503
Dongya Bank	1,701,998	-
	$36,118,646	$28,645,571

The above outstanding short term loans are used primarily for general working capital purposes. These recurring bank loans carry annual interest rates of 4.87%~8.76% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights.  The annual interest rates are shown as follows:

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

	September 30,	December 31,
	2008	2007
Construction Bank	6.84%	6.84%
Defutai Bank	4.92%	4.92%
Agricultural Bank	7.20%	7.20%
Nanyian Bank	6.84%	6.84%
Henshen Bank	-	8.76%
Development Bank	6.48%	6.48%
Dongya Bank	5.08%	-

13.	LONG TERM BANK LOAN

Long term bank loans consist of the following:

	September 30,	December 31,
	2008	2007
Shenzhen Pinan Bank,	$-	$3,084,685
starting 12/08/2004 for 30 months, 1 year renewable at maturity,
7.85% per annum, secured by land-use rights, plant and buildings

Agricultural Bank of China,	-	1,370,971
starting 09/26/2005 for 2 years, 1 year renewable at maturity,
5.76% per annum, secured by buildings.

	$-	$4,455,656

14.	RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	September 30,	December 31,
	2008	2007
Shenzhen Pingan Bank	$-	$4,112,913
Shenzhen Development Bank	10,790,047	2,286,780
Construction Bank	8,624,341	-
	$19,414,388	$6,399,693

The bank notes have no interest bearing.  Additionally, the bank charges a ½ of 1 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	September 30,	December 31,
	2008	2007
Construction Bank,	$1,762,721	$-
Shenzhen Development Bank	2,550,678	749,373
Shenzhen Pingan Bank	4,766	1,233,874
	$4,318,165	$1,983,247

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

15.	DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	September 30,	December 31,
	2008	2007
Due to Mr. Li Tianfu	$9,133,637	$11,008,770

The above amounts are due to Mr. Li Tianfu.  These amounts are non-secured with no fixed repayment date.  The Company has imputed interest are assessed as an expense to the business operations and an addition to the paid-in capital.  The calculation is performed quarterly using a variable rate in the range of 5.22 - 6.57% with the reference to the average nine month bank loan rate.  The imputed interest for the periods present is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Imputed interests	$147,620	$245,371	$446,953	$494,610

See Note 8 and Note 24 regarding repayment of a portion of the amounts due to shareholder.

On December 24, 2008, pursuant to a debt conversion agreement, Mr. Li, the CEO of the Company, agreed to convert the outstanding debt owed by the Company to him, totaling $7,841,726 into approximately 2,160,255 shares of common stock at an estimated conversion price of $3.63 per share. The actual conversion price will be equal to the offering price of the public offering being registered with this prospectus, and such offering price will be determined upon the closing of the public offering, which is estimated to be between $3.25 and $4.00 per share.

16.	OTHER GENERAL AND ADMINISTRATIVE

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

The following table shows the individual customer’s revenue which was higher than 5% of total revenue for the nine months ended September 30, 2008 and 2007:

(In US Dollars)	September 30,
	2008		2007
Shenzhen Zhanhui	10,401,182	10%
WEDO FAR EAST	5,123,928	5%
Huizhou Zhiyuan	5,123,928	5%	4,712,681	9%
Korea Nanshen			3,114,745	6%
Huizhou Dongdian	6,657,738	7%
HongKong Huian			9,453,712	19%
India Jupiter			3,586,032	7%
Singapore George			2,938,599	6%
Huizhou Taiming	5,615,672	6%
INTERNATIONAL LTD	4,747,843	5%
RADIO SHACK GLOBAL SOURCING	5,998,487	6%

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

22.	SEGMENT INFORMATION

The segment information for revenue is as follows:

(In US Dollars)		September 30,
		2008	2007
Standard audio and video equipment	China	$38,429,568	$28,806,354
	Europe	3,050,970	6,134,435
	North America	3,390,087	84,286
	Other Asian countries	16,486,181	12,535,375
	South America	5,211,502	1,808,638
	Other countries	902,654
Intelligent audio and video equipment	China	3,048,225	894,850
	North America	5,390,087	0
	Other Asian countries	15,236,435	371,676
Other audio and video equipment	China	9,902,654	24,585
	Total	$101,048,363	$50,660,199

23.	JULY 2008 INVESTOR RELATIONS AGREEMENT

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

December 2008 Agreement to Convert Debt to Shares

On December 24, 2008, the Company entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,841,726 that the Company owed to Mr. Li will be converted into shares of the Company’s common stock.  According to the agreement, the shares will be issued upon the closing of our public offering that the Company is conducting under this prospectus.  The number of shares that the Company will issue to Mr. Li will be equal to the debt amount of $7,841,726 divided by the offering price of this public offering.  The estimated offering price range for the Company’s public offering is $3.25 to $4.00 per share, and based on the mid-range point of the per share offering price of $3.63, the Company will be issuing 2,160,255 shares of common stock to Mr. Li.  After giving effect to the conversion, the debt owed to Mr. Li will no longer be outstanding and the Company will not have any outstanding debt owed to Mr. Li.  As a result of the conversion, the number of shares that Mr. Li beneficially owns will increase from 12,204,667 shares before this offering to approximately 14,364,922 shares after this offering.  This will represent an increase of Mr. Li’s ownership of the Company’s outstanding shares of common stock from 33.1% to approximately 36.3%, which assumes that the Company issues 550,000 shares of common stock in this public offering (excluding the underwriter’s over-allotment option of up to 82,500 shares).   For additional information regarding Mr. Li’s beneficial ownership, see “Beneficial Ownership of Certain Beneficial Owners and Management” on page 65.

The unaudited pro forma information below for the year ended December 31, 2007 and nine months ended September 30, 2008 assumes the conversion of the debt occurred at the beginning of the period presented. The Company believes that assumptions used provide a reasonable basis for presenting the significant effects directly attributable to such transactions.

The unaudited pro forma information:

	Nine months ended	Year ended
	September 30, 2008	December 31, 2007

Net income as reported	$11,048,180	$8,466,520
Adjusted for imputed interest	446,953	526,428
Adjusted Net Income	$11,495,133	$8,992,948
Basic and diluted earnings per common share	$0.36	$0.30
Weighted-Average shares outstanding	31,907,100	29,706,922

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

24.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of NIVS IntelliMedia Technology Group exceed 25% of the consolidated net assets of Nivs IntelliMedia Technology Group. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

			January 3, 2007
			(Inception) to
	September 30,		December 31,
	2008	2007	2007
	(Unaudited)	(Unaudited)
ASSETS

Cash	$-	$12	$1
Investment in subsidiaries, at equity in net assets	43,937	14,182	19,642
Total Assets	43,937	14,194	19,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Liabilities	-	1	-
Due to Stockholders	-	22	32
Total Current Liabilities	-	23	32

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares authorized, 36,885,714 and 27,546,667 shares issued and outstanding at September 30, 2008 and 2007 (unaudited), December 31, 2007 and 2006	4	3	3
Additional Paid in Capital	12,454	724	756
Accumulated other comprehensive income	3,702	1,241	2,123
Statutory surplus reserve fund	1,279	672	1,279
Retained earnings (unrestricted)	26,498	11,531	15,450
Total Stockholders’ Equity (Deficit)	43,937	14,172	19,611
Total Liabilities & Shareholders' Equity	$43,937	$14,194	$19,643

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
 (Dollars in Thousands)

	For Nine Months Ended	January 3, 2007 (Inception) to	January 3, 2007 (Inception) to
	September 30,	September 30,	December 31,
	2008 (Unaudited)	2007 (Unaudited)	2007
Revenue	$-	$-	$-

Merger cost	944	-	-
Other general and administrative	34	19	39
Total Expenses	978	19	39

Equity in undistributed income of subsidiaries	12,026	3,960	8,506
Income before income taxes	11,048	3,941	8,467

Provision for income tax	-	-	-

Net income	$11,048	$3,941	$8,467

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For Nine Months Ended September 30,	January 3, 2007 (Inception) to September 30,	January 3, 2007 (Inception) to December 31,
	2008 (Unaudited)	2007 (Unaudited)	2007
Cash Flows from Operating Activities:
Net income	$11,048	$3,941	$8,467
Equity in undistributed income of subsidiaries	(12,026)	(3,960)	(8,506)
Increase/(Decrease) in accrued expenses	-	1	-
Net Cash (Used) by Operating Activities	(978)	(18)	(39)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(9,478)	-	-
Net Cash (Used) by Investing Activities	(9,478)	-	-

Cash Flows from Financing Activities:
Advances from stockholders	-	22	32
Repayment to stockholders	(33)	-	-
Proceeds from issuance of shares	-	3	3
Proceeds from issuance of warrants	-	5	5
Net proceeds from private placement	10,488	-	-
Net Cash Provided by Financing Activities	10.455	30	40

Net increase/(decrease) in cash and cash equivalents	(1)	12	1
Cash and cash equivalents, beginning of period	1	-	-
Cash and cash equivalents, end of period	$-	$12	$1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of NIVS IntelliMedia Technology Group, Inc. (the “Company”) and its subsidiaries, including its wholly-owned subsidiary, NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”), and NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, our Chief Executive Officer and Chairman of the Board. See Note 2 to the financial statements of this report for more information on our organization and ownership structure.

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

Recent Events

July 2008 Share Exchange, Private Placement, and Investors Relations Agreement

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

November 2008 Debt Repayment and Set-Off Agreement

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

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries.  As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly.  Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate of Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.  It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008.  In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange, as more fully described in Note 8 to the financial statements contained in this report.  We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

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

The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to us or our subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of our company or subsidiaries, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by us or our subsidiaries to such persons or entities in the future.

December 2008 Agreement to Convert Debt to Shares

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,841,726 that we owe to Mr. Li will be converted into shares of our common stock.  According to the agreement, the shares will be issued upon the closing of our proposed public offering.  The number of shares that we will issue to Mr. Li will be equal to the debt amount of $7,841,726 divided by the offering price of our public offering.  The estimated offering price range for our offering is $3.25 to $4.00 per share, and based on the mid-range point of the per share offering price of $3.63, we estimate that we will be issuing 2,160,255 shares of common stock to Mr. Li.  After giving effect to the conversion, the debt will no longer be outstanding and we will not have any outstanding debt owed to Mr. Li.  As a result of the conversion, the number of shares that Mr. Li beneficially owns will increase from 12,204,667 shares before this offering to approximately 14,364,922 shares after the proposed offering.  This will represent an increase of Mr. Li’s ownership of our outstanding shares of common stock from 33.1% to approximately 36.3%, which assumes that we issue 550,000 shares of common stock in this public offering (excluding the underwriter’s over-allotment option of up to 82,500 shares).  There is no guarantee that we will complete our proposed public offering, in which event the debt that we owe to Mr. Li will not be converted into shares of common stock.

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

Results of Operations

The following table sets forth information from our statements of operations (as restated) for the three and nine months ended September 30, 2008 and 2007 in dollars and as a percentage of revenue:

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

Nine months ended September 30, 2008 and 2007

Revenues, which consist of sales of our products, were $101.0 million for the nine months ended September 30, 2008, an increase of $50.3 million, or 99.2%, compared to $50.7 million for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products. For the nine months ended September 30, 2008, our sales revenue for standard audio equipment increased to $39.23 million, an increase of 2% compared to $38.4 million for the same period in 2007. Sales revenue for televisions increased to $11.44 million, an increase of 2,019% compared to $0.54 million for the same period in 2007. Sales revenue for our intelligent audio and video equipment increased to $9.93 million, an increase of 1,141% compared to $0.8 million for the same period in 2007. For the nine months ended September 30, 2008, our sales volume for standard audio equipment decreased by 17% to 3.4 million pieces as compared to 4.09 million pieces for the same period in 2007. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the nine months ended September 30, 2008, our sales volume for televisions increased by 6,400% to 0.26 million pieces as compared to 0.004 million pieces for the same period in 2007. Our sales volume for intelligent audio and video equipment increased by 2,700% to 0.42 million pieces as compared to 0.015 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $77.9 million for nine months ended September 30, 2008, an increase of $39.2 million, or 101.3%, compared to $38.7 million for the same period in 2007. This increase in cost of sales was caused by an increase in sales and was consistent with the increase in the revenue. As a percentage of the revenue, cost of sales for the nine months ended September 30, 2008 and 2007 were 76.8% and 75.6%, respectively.

Gross profit for the nine months ended September 30, 2008 was $23.5 million, or 23.2% of revenues, compared to $12.5 million, or 24.4% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $2.6 million for nine months ended September 30, 2008, an increase of $0.1 million, or 4%, compared to $2.5 million for the same period in 2007. The increase was primarily due to an increase in advertising and marketing activities.

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

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $5.5 million for the nine months ended September 30, 2008, an increase of $2.3 million, or 71.9%, compared to $3.2 million for the same period in 2007. The increase was primarily a result of the cost of merger. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

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

We had negative working capital of approximately $34.1 million, $16.2 million, $34 million and $12 million as at September 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively. The increase of negative working capital was largely caused by the substantial increases in financing from bank loans and notes.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $21 million, $5.8 million, $4.5 million and $0.15 million, or 54.8%, 16.6%, 18%, 1% of current assets, as at September 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

As of September 30, 2008, inventories amounted to $6.8 million, compared to $8.4 million at September 30, 2007. As of December 31, 2007, inventories amounted to $17.3 million, compared to $1.4 million as of December 31, 2006. We have experienced increased sales volume annually and, as a result, we expect to experiences increases in our inventory levels going forward. We keep certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $55.6 million, $33.8 million, $33.1 million and $16.1 million as at September 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively. These loans carry annual interest rates of approximately 4.9% to 8.8% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

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

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries. As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate of Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008. In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange, as more fully described in Note 8 to the financial statements contained in this prospectus. We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

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

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,841,726 that we owe to Mr. Li will be converted into shares of our common stock. According to the agreement, the shares will be issued upon the closing of our proposed public offering. The number of shares that we will issue to Mr. Li will be equal to the debt amount of $7,841,726 divided by the offering price of our proposed public offering. The estimated offering price range for our proposed offering is $3.25 to $4.00 per share, and based on the mid-range point of the per share offering price of $3.63, we estimate that we will be issuing 2,160,255 shares of common stock to Mr. Li. After giving effect to the conversion, the debt will no longer be outstanding and we will not have any outstanding debt owed to Mr. Li.  There is no guarantee that our proposed offering will be completed, in which event the debt that we owed to Mr. Li will not be converted into shares of common stock.

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

The ability of NIVS PRC to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, NIVS PRC’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

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

Investing activity during the nine months ended September 30, 2008 and 2007 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $13.6 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $9.1 million for the nine months ended September 30, 2007. The increase in net cash used in purchasing of property was primarily due to our purchase of production equipment to expand our production scale in the third quarter of 2008. In June 2008, we entered into an agreement for a new plant renovation at a contracted price of RMB 36,117,340 (USD 5,283,997).  As of September 30, 2008, we had paid RMB 33,290,368 (USD 4,870,381) for the construction in progress. The plant renovation is expected to be completed by the end of December 2008 and remainder balance of RMB 2,826,972 (USD 413,616) will be paid within six months upon completion.

Net cash provided by financing activities amounted to $22.8 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $25.7 million for the nine months ended September 30, 2007.  The decrease in cash provided was primarily a result of an increase in repayment of loans and bank notes that we took out during 2007.  During the nine months ended September 30, 2008, lenders extended our credit lines as our operations expanded, and our net proceeds from loan and bank notes was only $13.6 million for the nine months ended September 30, 2008, which is $2.4 million less than the net proceeds from loans and banks notes of $16 million for the nine months ended September 30, 2007.

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

Contractual obligations

The following table describes our contractual commitments and obligations as of September 30, 2008:

	Payments due by Period (in $)
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long term bank loans	$2,554,125	$2,554,125	$-	$-	$-
Plant and office rent	$710,967	$179,093	$490,391	$41,483	$-
Total	$3,265,092	$2,733,218	$490,391	$41,483	$-

Seasonality

Our business is not seasonal in nature.  The seasonal effect does not have a material impact on our sales.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

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

Changes in Internal Control over Financial Reporting

On July 25, 2008, we consummated a share exchange transaction (the “Share Exchange”) pursuant to a share exchange agreement (the “Exchange Agreement”) dated as of June 27, 2008, and amended as of July 25, 2008, with NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and the shareholders of NIVS BVI (the “Shareholders”), whereby we (i) became the 100% parent of NIVS BVI and its subsidiaries, including its 97.5%-owned subsidiary NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”); (ii) assumed the operations of NIVS BVI and its subsidiaries and (iii) changed our name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. Upon the closing of the Share Exchange on July 25, 2008, the internal control over financial reporting utilized by NIVS BVI prior to the Share Exchange became the internal control over financial reporting of our company. Following the Share Exchange the sole business conducted by our company became the business conducted by NIVS BVI, and we appointed new officers and directors.

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

Part II. Other Information

Item 1.   Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our quarterly report on Form 10-Q/A as filed with the SEC on February 11, 2009.

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

Policy for Approval of Related Party Transactions

Prior to adopting our Audit Committee Charter in August 2008, we did not have a policy with respect to approval of related party transactions.  In addition, prior to August 2008, our subsidiaries entered into related party loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li, and the Related Companies.  As stated above, we continued to make the loans to the Related Companies after the adoption of our policy in August 2008 without complying with our policy.  During the period from the adoption of our policy for related party transactions in August 2008 to the cessation of loan transactions in November 2008, we made a total of 32 loans to the Related Companies, with aggregate loan amount of $1,861,841, without complying with our policy.  As a result, in November 2008, we amended our policy for approval of related party transaction in an attempt to prevent future violations of our policy.  As contained in our Amended and Restated Audit Committee Charter, as most recently amended and restated in January 2009, our revised policy requires that our Audit Committee discuss and review with management, our general counsel, our independent auditors and other appropriate parties, as applicable, any proposed loan, advance of funds, transfer of funds, creation of debt or other liability, or similar transaction with a related party, including any entity in which one of our directors or executive officers has a direct or indirect interest, prior to approving any such transaction.

In January 2009, in an effort to take additional measures to improve our internal controls and procedures regarding related party transactions and to adopt a more formal, detailed policy for the identification, approval, processing, recording and disclosure of related party transactions, we adopted the NIVS IntelliMedia Technology Group, Inc. Policy and Procedures With Respect To Related Person Transactions (the “RPT Policy”). The RPT Policy indicates that it is our policy to enter into or ratify related person transactions only when our Board of Directors, acting through the Audit Committee or as otherwise described in the RPT Policy, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of our company and our stockholders, including but not limited to situations where we may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to related persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

Waiver of Code of Ethics

On November 28, 2008, we amended and restated our Code of Business Conduct and Ethics, originally adopted on August 15, 2008, in an attempt to prevent the occurrence of further loans from the Company to any of its officers or directors. The occurrence of the loans to the Related Companies, as discussed above, from August 15, 2008 to November 28, 2008 required a waiver under our Code of Business Conduct and Ethics, and such waiver was granted to Mr. Li on November 28, 2008, the date on which all loans were repaid in full by the Related Companies and the date on which the Code of Business Conduct and Ethics was amended and restated.  There have been no further loans from the Company to the Related Companies since November 28, 2008, and the parties agreed that there shall be no further loans.  On February 3, 2009, our Audit Committee re-confirmed and ratified the waiver under our Code of Business Conduct and Ethics of the loan transactions that occurred from August 15, 2008 through November 28, 2008.

Item 6.   Exhibits

(a)           Exhibits

Exhibit Number	Description of Document
14.1**	Amended and Restated Code of Business Conduct and Ethics.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Audit Committee Charter (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009).

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

**	Previously filed to this report as Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIVS IntelliMedia Technology Group, Inc.

Dated: February 11, 2009	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer