Form 10-Q/A
period 2008-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-03-04
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 on
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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by NIVS IntelliMedia Technology Group, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on December 4, 2008 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A, filed by the Company with the SEC on February 11, 2009 (“Amendment No. 1”), is being filed to reflect revisions to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation. The Company has revised its financial statements for the three months and nine months ended September 30, 2008 and 2007 to reflect various adjustments, primarily to account for classifying cash payments to and from related parties as investing activity in the statements of cash flows.  In addition, the weighted average number of shares outstanding for the periods has been amended.

This Form 10-Q/A only amends information in Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) and the other Items as presented in the Original Filing and Amendment No. 1 are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In US Dollars)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$49,411,468	$16,730,346	$101,048,363	$50,660,199
Other Sales	164,939	313,838	320,992	599,219
Cost of Goods Sold	(38,261,969)	(12,743,673)	(77,852,802)	(38,742,351)
Gross Profit	11,314,438	4,300,511	23,516,553	12,517,067

Selling Expenses	1,286,796	826,037	2,649,900	2,543,024

General and administrative
Amortization	18,003	14,858	51,491	45,482
Depreciation	87,859	71,267	249,068	205,149
Bad debts	424,299	338,838	808,401	1,122,461
Merger cost	1,783,586	-	1,783,586	-
Stock-based compensation (Note 23)	765,000	-	765,000	-
Other General and administrative (Note 16)	857,584	765,073	1,891,291	1,866,401
Total General and administrative	3,936,331	1,190,036	5,548,837	3,239,493
Research and development	261,141	115,107	668,323	257,379
Total operating expenses	5,484,268	2,131,180	8,867,060	6,039,896
Income from operations	5,830,170	2,169,331	14,649,493	6,477,171

Other income (expenses)
Government grant	21,506	-	21,506	-
Write-down of inventory	-	(2,799)	-	(393,205)
Interest income	250,664	(10,104)	393,946	1,204
Interest expense	(517,857)	(353,561)	(1,563,094)	(993,656)
Imputed interest	(147,620)	(245,371)	(446,953)	(494,610)
Sundry income (expense), net	(31,544)	(33,545)	(22,370)	(65,973)
Total other income (expenses)	(424,851)	(645,380)	(1,616,965)	(1,946,240)

Income before minority interest and income taxes	5,405,319	1,523,951	13,032,528	4,530,931
Income taxes	(645,936)	(54,057)	(1,621,020)	(488,179)
Minority interest	(196,195)	(36,761)	(363,328)	(101,421)

Net Income	$4,563,188	$1,433,133	$11,048,180	$3,941,331

Basic earnings per share	$0.13	$0.05	$0.37	$0.14
Diluted earnings per share	0.13	0.05	0.37	0.14

Basic weighted-average shares outstanding	34,147,201	27,546,667	29,746,845	27,546,667
Diluted weighted-average shares outstanding	34,844,197	27,546,667	29,979,177	27,546,667

The accompanying notes are an integral part of these financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In US Dollars)

	For Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	(As restated)	(As restated)
Cash Flows From Operating Activities
Net Income	$11,048,180	$3,941,331
Adjustments to reconcile net income to net
cash used by operating activities:
Minority Interest	363,328	101,421
Bad debts	808,401	1,122,461
Depreciation	3,575,811	767,755
Amortization	51,491	45,482
Imputed interest	446,953	494,610
Stock based compensation	765,000	-
Write-down of inventory	-	393,205
Changes in operating assets and liabilities:
Account receivable-trade	(17,268,951)	(6,778,942)
Interest receivable	(393,919)	-
Advances to suppliers for purchases	(9,583,376)	(10,343,039)
Prepaid expenses and deposits	(2,569,116)	(127,780)
Inventories, net	10,499,518	(6,943,597)
Restricted cash	(2,334,918)	(1,678,062)
Accounts payable and accrued liabilities	(4,925,735)	4,845,147
Various taxes payable	795,962	(1,740,064)
Wages payable	(237,039)	(16,510)
Corporate tax payable	604,280	259,129
Net cash used by operating activities	(8,354,130)	(15,657,453)

Cash Flows From Investing Activities
Purchases of property and equipment	(8,176,812)	(1,847,361)
Purchases of intangible assets	(28,674)	-
Due from related parties	(5,406,525)	(7,229,905)
Due to related parties	568,063	-
Net cash used in investing activities	(13,043,948)	(9,077,266)

Cash Flows From Financing Activities
Proceeds of loans	69,977,859	58,645,500
Repayments of loans	(66,957,669)	(42,016,949)
Proceeds of bank notes	27,571,598	16,476,779
Repayments of bank notes	(16,964,527)	(17,001,581)
Capital lease payable	-	(61,669)
Net proceeds from private placement	10,487,474	-
Due to shareholder	(1,875,133)	9,655,704
Net cash provided by financing activities	22,239,602	25,697,784

Effect of exchange rate changes on cash	833,883	545,730
Net increase in cash and cash equivalents	1,675,407	1,508,795
Cash and cash equivalents, beginning of period	1,438,651	559,390
Cash and cash equivalents, end of period	$3,114,058	$2,068,185

Supplemental disclosure information:
Interest expense paid	$1,045,237	$640,095
Income taxes paid	$975,084	$434,122
Non cash investing and financing activities:
Exchange of investment equipment	$-	$-

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

The following is a summary of the corrections described above:

Consolidated Balance sheets

	As previously reported at December 31, 2007	As restated at December 31, 2007	As previously reported at September 30, 2008	As restated at September 30, 2008
Assets
Due from related parties	$2,213,370	$-	$7,619,895	$-
Minority interest	626,346	620,131	1,040,001	1,033,786
Shareholders’ Equity
Additional paid-in capital	755,803	755,803	12,205,681	12,454,299
Retained earnings	15,443,848	15,450,063	26,740,646	26,498,243
Due from related parties	-	(2,213,370)	-	(7,619,895)

Consolidated Statements of Cash Flows

	For the quarter ended September 30,2008		For the quarter ended September 30,2007
	As previously reported	As restated	As previously reported	As restated

Cash flow from investing activities
Due from related parties	$-	$(5,406,525)	$-	$(7,229,905)
Due to related parties	-	568,063	-	-

Cash flow from financing activities
Due from related parties	(5,406,525)	-	(7,229,905)	-
Due to related parties	568,063	-	-	-

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Amounts owing to the Company from Zhongkena Technology Development, Korea Hyundai Light & Electric (Int’l) Holding and NIVS Information & Technology (HZ) Co., Ltd. represent unsecured working capital loans due on demand. The rest of the above advances to related parties are for the purpose of temporary funding in business operation. These funding are unsecured and without fixed payment date. It is borrowed and repaid very frequently. Normally, it is agreed to be paid back within 3-6 months. All the balances were settled by cash payments. According to FASB 95 - Paragraph 16A and 17A, Due from/to related party are classified as investing activity in the statements of cash flows.

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

The unaudited pro forma information:

	September 30, 2008	December 31, 2007

Net income as reported	$11,048,180	$8,466,520
Adjusted for imputed interest	446,953	526,428
Adjusted Net Income	$11,495,133	$8,992,948
Basic earnings per common share	$0.36	$0.30
Diluted earnings per common share	0.36	0.30
Basic weighted-Average shares outstanding	31,907,100	29,706,922
Diluted weighted-Average shares outstanding	32,139,432	29,706,922

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and nine months ended September 30, 2008 and 2007 are unaudited)

25.	EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method.

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	For Three Months Ended September 30		For Nine Months Ended September 30
	2008	2007	2008	2007
Net income	4,563,188	1,433,133	11,048,180	3,941,331
Denominator:
Basic weighted-average shares outstanding	34,147,201	27,546,667	29,746,845	27,546,667
Effect of dilutive warrants	696,996	-	232,332	-
Diluted weighted-average shares outstanding	34,844,197	27,546,667	29,979,177	27,546,667
Net income per share
Basic	0.13	0.05	0.37	0.14
Diluted	0.13	0.05	0.37	0.14

26.	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

Investing activity during the nine months ended September 30, 2008 and 2007 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $13.0 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $9.1 million for the nine months ended September 30, 2007. The increase in net cash used in purchasing of property was primarily due to our purchase of production equipment to expand our production scale in the third quarter of 2008. In June 2008, we entered into an agreement for a new plant renovation at a contracted price of RMB 36,117,340 (USD 5,283,997).  As of September 30, 2008, we had paid RMB 33,290,368 (USD 4,870,381) for the construction in progress. The plant renovation is expected to be completed by the end of December 2008 and remainder balance of RMB 2,826,972 (USD 413,616) will be paid within six months upon completion.

Net cash provided by financing activities amounted to $22.2 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $25.7 million for the nine months ended September 30, 2007.  The decrease in cash provided was primarily a result of an increase in repayment of loans and bank notes that we took out during 2007.  During the nine months ended September 30, 2008, lenders extended our credit lines as our operations expanded, and our net proceeds from loan and bank notes was only $13.6 million for the nine months ended September 30, 2008, which is $2.4 million less than the net proceeds from loans and banks notes of $16 million for the nine months ended September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

NIVS IntelliMedia Technology Group, Inc.

Dated: March 4, 2009	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer