Form 10-Q/A
period 2008-06-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-03-10
CIK 1403795

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

EXPLANATORY NOTE

Please note that NIVS IntelliMedia Technology Group, Inc. (the “Company,” “we” or “us”) was originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On July 25, 2008 (the “Effective Date”), the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”), and its subsidiaries, including NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, the Company’s Chief Executive Officer and Chairman of the Board, (ii) assumed the operations of NIVS BVI and its subsidiaries, and (iii) changed its name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc.  See Note 2 to the financial statements of this report for more information on the Company’s organization and ownership structure.  The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2008. This Amendment No. 2 (this “Amendment”) on Form 10-Q/A contains information regarding the Company and NIVS BVI, as indicated herein.

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

This Amendment, which amends and restates items identified below with respect to the Form 10-Q, filed by the Company with the SEC on August 19, 2008 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A filed by the Company with the SEC on February 11, 2009 (“Amendment No. 1”), is being filed to reflect revisions to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Other Information. The Company has revised its disclosures to clarify the classification of cash payments to and from related parties as investing activity in the statements of cash flows and cash payment from and to its principal shareholder as financing activity.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and Item 5 (Other Information) and the other Items as presented in the Original Filing and Amendment No. 1 are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment No. 2. Except for the foregoing amended and restated information, this Amendment No. 2 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

As presented in the statements of cash flows, the loan transactions with the related parties are classified as investing activity in accordance with paragraphs 16a and 17a of SFAS 95 as the related parties are not “owners” of the Company as described in paragraph 18 of SFAS 95 since the entities do not own equity in the Company.  In addition, Mr. Li, from July 2008, has not owned any part of Hyundai Light & Electric (Int’l) Holding Limited, and Mr. Li has never had any ownership interest of the supplier of Hyundai Light & Electric (Int’l) Holding Limited that was the holder of the note.

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

As presented in the statements of cash flows, the cash payments directly to and from Mr. Li, as the Company’s largest shareholder, are classified as financing activities pursuant to paragraph 18 of SFAS 95, which provides that “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed.”

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

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li.  In these loan transactions, we would borrow funds from Mr. Li.  As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd.  In addition, our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li.  These entities controlled by Mr. Li are NIVS Investment  (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  Our loans to related parties also include a loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd. in the amount of 38,474,900RMB, which is equal to approximately U.S. $5.5 million. The note carried an interest rate of 1.5% per month and was guaranteed by Hyundai Light and Electric (HZ) Co Ltd.

The amount of the loans made by our subsidiaries to the Related Companies ranged in amount.  The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $13 million, $10 million, and $4 million during the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively.  The loan amounts owed to our subsidiaries by the Related Companies as of September 30, 2008 and December 31, 2007 and 2006 were approximately $7.6 million, $2.2 million, and $7.0 million, respectively.  Other than the loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd., all of the loans to and from our subsidiaries were unsecured with no fixed repayment date.  The loans were borrowed and repaid frequently.  Normally, it was agreed that the loan amounts were to be paid back to our subsidiaries within three to six months from the date of the loan transaction.  The loans to the Related Companies were for temporary funding of each of the Related Companies’ business.

As presented in our statements of cash flows in our financial statements, the cash payments directly to and from our largest shareholder, Mr. Li, are reflected as “Due to Shareholder” and are classified as financing activities pursuant to paragraph 18 of SFAS 95, which provides that “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed.”  The loan transactions with the related parties are classified as investing activity in accordance with paragraphs 16a and 17a of SFAS 95 as the related parties are not “owners” of our company as described in paragraph 18 of SFAS 95 since the entities do not own equity in our company.  In addition, Mr. Li, from July 2008, has not owned any part of Hyundai Light & Electric (Int’l) Holding Limited, and Mr. Li has never had any ownership interest of the supplier of Hyundai Light & Electric (Int’l) Holding Limited that was the holder of the note.  The loans to the related parties were not a borrowing of funds by us, nor a repayment of funds borrowed by an owner.

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

As indicated above, cash payments directly to and from our largest shareholder, Mr. Li, are classified as financing activities pursuant to paragraph 18 of SFAS 95 and the loan transactions with the related parties are classified as investing activity pursuant to paragraphs 16a and 17a of SFAS 95.

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

Loans involving Directors, Officers, Stockholders and Affiliated Parties; Repayment

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li.  In these loan transactions, our subsidiaries would borrow funds from Mr. Li, directly and indirectly through entities controlled by Mr. Li, and our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li.  These entities controlled by Mr. Li are NIVS Investment  (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  Our loans to related parties also include a loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd. in the amount of 38,474,900RMB, which is equal to approximately U.S. $5.5 million. The note carried an interest rate of 1.5% per month and was guaranteed by Hyundai Light and Electric (HZ) Co Ltd.

The amount of the loans made by our subsidiaries to the Related Companies ranged in amount.  The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $13 million, $10 million, and $4 million during the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006, respectively.  The loan amounts owed to our subsidiaries by the Related Companies as of September 30, 2008 and December 31, 2007 and 2006 were approximately $7.6 million, $2.2 million, and $7.0 million, respectively.  As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd.  Other than the loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd., all of the loans to and from our subsidiaries were unsecured with no fixed repayment date.  The loans were borrowed and repaid frequently.  Normally, it was agreed that the loan amounts were to be paid back to ours subsidiaries within three to six months from the date of the loan transaction.

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

NIVS IntelliMedia Technology Group, Inc.

Dated: March 9, 2009	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer