Form 10-Q/A
period 2008-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-03-10
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 on
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

EXPLANATORY NOTE

This Amendment No. 3 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by NIVS IntelliMedia Technology Group, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on December 4, 2008 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A filed by the Company with the SEC on February 11, 2009 and by Amendment No. 2 of Form 10-Q/A filed on March 4, 2009 (“Amendment No. 2”), is being filed to reflect revisions to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Other Information. The Company has revised its disclosures to clarify the classification of cash payments to and from related parties as investing activity in the statements of cash flows and cash payment from and to its principal shareholder as financing activity.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and Item 5 (Other Information) and the other Items as presented in the Original Filing and Amendment No. 2 are not being amended but are restated without change in this Amendment for ease of reference. As a result of this Amendment No. 3, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment No. 3. Except for the foregoing amended and restated information, this Amendment No. 3 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 3 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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