Form 10-K
period 2008-12-31
NIVS IntelliMedia Technology Group, Inc.
filed 2009-03-31
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 000-52933

NIVS IntelliMedia Technology Group, Inc.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-8057809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NIVS Industry Park No. 29-31, Shuikou Road, Huizhou, Guangdong People’s Republic of China 516006	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 752-3125862

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

There were an aggregate of 39,646,207 shares outstanding of registrant’s common stock, par value $0.0001 per share, as of March 27, 2009.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2009 was approximately $87.0 million based on the closing price of the registrant’s common stock on NYSE Amex of $3.82 per share.  The registrant’s common stock commenced trading on the NYSE Amex on March 13, 2009 under the ticker symbol “NIV.”  There was no public market for the registrant’s securities prior to listing on NYSE Amex.

DOCUMENTS INCORPORATED BY REFERENCE:   The information required by Part III of Form 10-K is incorporated by reference from the registrant's definitive proxy statement on Schedule 14A that will be filed no later than the end of the 120-day period following the registrant's fiscal year end, or, if the registrant's definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

TABLE OF CONTENTS

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the share exchange. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•      Our reliance on our major customers for a large portion of our net sales;

•      Our ability to develop and market new products;

•      Our ability to continue to borrow and raise additional capital to fund our operations;

•      Our ability to collect aging trade receivables and the effect of a growing doubtful account allowance;

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

•      The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•      The other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1.                      BUSINESS

With respect to this discussion, the terms, “we,” “us,” “our” or “the Company” refer to NIVS IntelliMedia Technology Group, Inc., and our 100%-owned subsidiary NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”) and its subsidiaries, including NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the People’s Republic of China (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, our Chief Executive Officer and Chairman of the Board.

Overview

We, through NIVS PRC, are engaged in the design, manufacture, sales and marketing of audio and video consumer products. Our products include digital audio systems, televisions, digital video broadcasting (“DVB”) set-top boxes, DVD players, as well as peripheral and accessory products such as remote controls, headphone sets, and portable entertainment devices (MP3/MP4 players). We have invested substantial resources in the research and development of our intelligent audio and video consumer products, most of which utilize our Chinese speech interactive technology to permit users to control our products through their spoken commands. Our products are distributed worldwide, including markets in Europe, Southeast Asia, and North America.

Industry

We compete within certain categories in the wholesale consumer electronics industry. Our current focus is on home audio and video products, and the two primary categories in which we currently compete are standard audio and video equipment (including DVD players and DVB set-top boxes) and intelligent audio and video equipment (traditional video and audio products combined with speech-based interface).

Standard audio and video equipment

Our products that compete in the standard audio and video equipment category include mid and high-end home audio products, including premium home theater systems, speakers, shelf-stereo systems, televisions, DVD players, DVB set-top boxes, portable digital players, and related products. Growth of this market segment has been driven primarily due to the increase in consumer demand for flat screen digital televisions and for audio and visual products that complement flat screen televisions to create a home theater experience. Price pressure remains a key challenge for manufacturers of consumer electronics as the retail industry continues to evolve, with the major emerging markets like China, Russia, and India maintaining their strong growth, and retailers driving their expansion into new geographies as well as into the online sector.

Intelligent audio and video equipment

The market for intelligent audio and video products consists of traditional video and audio products combined with speech-based interface. Our products that compete in the intelligent audio and video equipment category are based on the Chinese language and include many of the types of products that we offer in our line of standard audio and video products, except these products are equipped with our speech interactive technology. The market for intelligent audio and video products is less developed than the market for standard audio and video equipment, and the market for products in this market based on Chinese language is less developed than products based on Western languages.

The intelligent audio and video electronics market has experienced growth in part due to consumer demand for simple, convenient interfaces. Commensurate with the increase in the scope and complexity of functions in consumer electronic products has been the unforeseen consequence that many audio/visual products have become cumbersome and difficult to use. Products now commonly utilize complex menu structures and difficult to navigate user interfaces that can limit a user’s ability to fully enjoy the functionality and convenience offered by these products. As compared to standard equipment, intelligent audio and video products powered by voice commands possess unique capabilities, superior convenience, and an increased ease-of-use. Also, improvements in speech-based technologies have enabled companies to implement these features in a broader array of products.

China

China is world’s second largest electronic product consumer, after only the United States. China’s market for home consumer electronics has been growing, due in part to the country’s rapid economic growth. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base. Notwithstanding China’s economic growth, with a population of 1.3 billion people, China’s economic output and consumption rates are still small on a per capita basis compared to developed countries. As China’s economy develops, we believe that disposable income and consumer spending levels will continue to become closer to that of developed countries like the United States.

China’s market share of manufacture of consumer electronic devices is expected to increase. China has a number of benefits in the manufacture of home consumer electronics, which are expected to drive this growth:

Low costs. China continues to have a relatively low cost of labor as well as easy access to raw materials and land.

Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

Proximity to end-markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing.

The market for speech-controlled consumer products for Western languages is more developed than the market for speech-controlled consumer products for Chinese languages. Compared with Western languages, there are extra challenges related to large vocabulary and continuous speech recognition systems for the Chinese language. These challenges are primarily due to the more complicated characteristics of Chinese language as compared to Western languages. We expect to see the market for Chinese speech-controlled products grow as technologies improve.

Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

Market position

Since the inception of NIVS PRC, we have focused on the research, development and manufacture of standard and intelligent audio and video products. We have developed significant expertise in the key technologies and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with current standards of the rapidly evolving consumer electronics industry. We are able to bring to the market well-differentiated products that perform well against competitive offerings based on price, style, and brand recognition. Our specific Chinese-speech interaction technology has broad application to consumer products and has allowed us to distinguish our products from those of our competitors.

Design and manufacturing capabilities

We employ a rigorous and systematic approach to product design and manufacturing. We employ a senior design team with members educated by top colleges in China, with an average of 13 to 15 years of experience. Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences. We have, through NIVS PRC, a 2.7 million square foot factory, which includes a large-scale, 1.1 million square-foot production area, and more than 1,400 full-time employees, including approximately 1,000 employees in production. Our modernized production lines include automated processing equipment and procedures that we can rapidly modify to accommodate new customer requests, designs and specifications. Our use of manual labor during the production process benefits from the availability of relatively low-cost, skilled labor in China. NIVS PRC has received several accreditations, including The International Organization for Standardization (ISO) 9001: 2000, ISO 14000, and RoHS certification, attesting to our quality management requirements, manufacturing safety, controls, procedures and environmental performance.

Experienced management team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs, technologies and our ability to capitalize on the opportunities resulting from these market changes. The founder of NIVS PRC and our principal stockholder and current CEO and Chairman, Tianfu Li, has over 18 years of experience in the consumer electronics industry, which has been a key factor in establishing long-lasting and valuable business relationships. Other members of our senior management team also have significant experience with respect to key aspects of our operations, including research and development, product design, manufacturing, and sales and marketing.

Well-established distribution channels

We sell our products through a well-established network of distributors and resellers allowing us to penetrate customer markets worldwide. Our products are sold domestically in China at over 8,000 points of sale and internationally through numerous channels, including independent specialty retailers, international and regional chains, mass merchants, and distributors. We have also built strong relationships with many large national and regional electronics retailers, and we have well-established relationships with thousands of independent retailers.

Customer service expertise

We work closely with our major customers in order to ensure high levels of customer satisfaction. We constantly evaluate and identify our strongest customers in each distribution channel and focus our sales efforts towards the largest and fastest growing distributors and resellers. To provide superior service and foster customer trust and loyalty, we offer flexible delivery methods and product feedback opportunities to our customers. For Original Equipment Manufacturer, or OEM, customers, we provide a complete range of services, allowing us to take customer products from initial design through production to testing, distribution and after market support. In addition, our sales representatives and marketing personnel undergo extensive training, providing them with the skills necessary to answer product and service-related questions, proactively educate potential customers about our products, and promptly resolve customer inquiries.

Brand awareness

Our self-branded audio and visual products, marketed under the brand-name NIVS, have become a recognized brand name in China, which we expect will assist us in growing our business over the course of the next few years. Our audio products have a solid reputation and established a brand name in the PRC, particularly in Guangdong.

Strategy

Our goal is to become a global leader in the development and manufacture of standard and intelligent audio and video consumer electronics. We intend to achieve this goal by implementing the following strategies:

Expand offering of speech-controlled products

We plan to leverage our expertise in product design and development, our intellectual property platform, and our diverse distribution network by continuing to develop and introduce new and enhanced products, particularly audio and video consumer products that utilize our Chinese speech-controlled technology. We plan to strengthen the performance of our Chinese speech technology to provide users with an easy-to-use, speech-enabled interaction with consumer audio/visual products. Our goal is to continue to enhance the functionality of our core speech interactive technology by adding new features and making our products simpler to use. We intend to invest additional resources in our research and development and speech-controlled technology, applications and intellectual property to promote innovation and maintain customer preference for our products.

Build partnerships with new and existing clients

We intend to strengthen relationships with our existing clients and explore opportunities for product expansion with new and existing customers. Our strategy is to establish partnerships with our current clients whereby we develop and manufacture new products based on client needs. For example, Korea HYUNDAI named NIVS PRC as its sole brand promoter for its digital MP3/MP4 players and television products in China. As sole brand promoter, NIVS PRC provides to the public a uniform product image for HYUNDAI. NIVS PRC attempts to strengthen the HYUNDAI brand as a high-end, quality brand.

We also seek to leverage our Chinese-speech interactive technology to develop relationships and strategic alliances with third-party developers, vendors, and manufacturers of mobile phones, entertainment devices, and GPS navigation devices for use in their products. We believe OEMs of consumer electronics devices and products, wireless operators, system integrators and value-added resellers (“VARs”) can simplify the use and increase the functionality of their electronic products and services by integrating our speech interactivity technologies, resulting in broader market opportunities and significant competitive advantages. For example, we believe that our technology can provide users a more convenient way to enter SMS messages, mobile instant messages, and mobile email into mobile wireless devices, significantly faster than with the traditional keypad. We believe our technology can also be used in navigation systems to enable voice-activated dialing, voice destination entry, and vehicle command and control for in-vehicle entertainment systems. In May 2006, we established an arrangement with a U.S.-based company producing a multimedia processing chip that intends to use our speech interaction software for its mobile phone and intelligent interactive entertainment product.

Expand global presence

A growing percentage of our products are exported to countries outside of China, primarily to Europe, Southeast Asia, and North America. We intend to further expand our international resources to better serve our global customers and business associates and to leverage opportunities in markets such as Hong Kong, the Middle East, India, Great Britain, Germany, the United States, and Argentina. We hope to continue to add regional sales representatives and distributors in different geographic regions to better address demand for our products.

Expand sales network and distribution channels

We intend to expand our sales network in China and develop relationships with a broader set of wholesalers, distributors and resellers, all in order to expand the market availability of our products in China. We feel the Chinese markets are underserved and there exists vast opportunities to expand market presence. We hope that these relationships will allow us to diversify our customer base and significantly increase the availability and exposure of our products.

Augment marketing and promotion efforts to increase brand awareness

We continue to devote our efforts towards brand development and utilize marketing concepts in an attempt to strengthen the marketability of our products. During the past several years, we have carried out a brand development strategy based on product innovation, quality, and design excellence. We have also participated and intend to continue to participate in various exhibitions and similar promotional events to promote our products and brand, including Consumer Electronics Show (CES) in the United States, the IFA Electronics Fair, and the Hong Kong Electronics Fair.

Products

The two primary lines of home audio and video products that we offer are standard audio and video equipment (including DVD players and DVB set-top boxes) and intelligent audio and video equipment. We currently offer approximately 250 different standard audio and video products and approximately 30 intelligent audio and video products. We generate a majority of our revenues from the sale of standard audio equipment, followed by sales of DVB boxes, DVD players, and televisions. A growing portion of our revenues is generated from our sales of speech-controlled acoustics and televisions and we hope to continue to increase this trend going forward.

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2008	2007	2006
Standard Audio and Video Equipment	80%	92%	99%
Intelligent Audio and Video Equipment	13%	5.7%	-%
Other Audio and Video Equipment	7%	2%	1%

Our line of standard audio and video equipment consists of mid- and high-end products, including:

•      packaged home theater systems,

•      a wide range of tower, stand-alone and on-wall speaker systems,

•      powered subwoofers used in a complete range of products for traditional stereo and home theater applications,

•      smaller speakers designed for specific home theater and stereo applications,

•      personal shelf-stereo systems,

•      LCD televisions in sizes ranging from 17 to 52 inches,

•      DVD players, including portable DVD players, DVD recorders and combination DVD/audio players,

•      DVB set-top boxes, DVB satellite receivers,

•      hi-fi multi-media speakers,

•      portable digital players (MP3/MP4 players), and

•      related peripheral and accessory products.

Our speech-controlled products are designed to improve people’s interaction with our products, making their experience more enjoyable, convenient, and safe and satisfying. Our intelligent video and audio products utilize our Chinese-speech interactive technology to receive, recognize, and respond to spoken commands, permitting users to activate and control products solely through spoken-word. We believe our technology’s recognition and command functionality is highly accurate, particularly at home where there is less noise and interference. Our speech interactive technology is speaker independent, meaning that no voice training is involved. We believe our speech-controlled audio systems, speech-controlled television sets, and intelligent set-top boxes provide users with unique capabilities, superior convenience, and ease of use.

Our line of intelligent audio and video products consist of the types of our standard products with our integrated speech-controlled interface technology, including speech-controlled home theater systems, televisions, DVD players, set-top boxes, and shelf stereo systems. Our intelligent consumer products can be controlled by users’ oral commands to control all functions, including power, channel selection, volume control, and other setting controls. We also offer speech-controlled professional stage acoustics for use in gymnasiums, and other plazas and performance venues.

To a lesser extent, we also manufacture and distribute other peripheral and accessory consumer electronic products, such as remote controls, headphones, mobile phones, and lighting solutions. We have a universal speech-activated remote controller and module that works with most televisions, set-top box products, DVD players, and other audio/visual products.

Supply of Raw Materials

The cost of the raw materials used to produce our products is a key factor in the pricing of our products. We currently work with over 100 supply manufacturers in attempt to establish a rapid and stable supply of high quality raw materials. Raw materials used in the manufacture of our products include integrated circuits, plastic-rubber materials, hardware materials, LCD/TFT/plasma display screens, LED, capacitors, resistors, switches, electrical outlets, wood board materials, packaging materials, and other electrical components. We attempt to purchase materials in volume which allows us the ability to negotiate better pricing with our suppliers. Our purchasing department locates eligible suppliers of raw materials and strives to use only those suppliers who have previously demonstrated quality control and reliability.

We procure materials to meet forecasted customer requirements. Special products and large orders are quoted for delivery after receipt of orders at specific lead times. We maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components. We reserve for inventory items determined to be either excess or obsolete.

Pricing and availability of raw materials can be volatile, attributable to numerous factors beyond our control, including general economic conditions, currency exchange rates, industry cycles, production levels or a supplier’s limited supply. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but cannot provide any assurance that we will be able to do so successfully or that our business, results of operations and financial condition would not be adversely affected by increased volatility of the cost and availability of raw materials.

Our primary suppliers of raw materials are located in Japan, South Korea, Taiwan, United States, and China. Our top three suppliers accounted for an aggregate total of approximately 17%, 18.8%, and 25.9% of our raw material purchases during the years ended December 31, 2008, 2007 and 2006. Other than these suppliers, no other supplier accounted for more than 10% of our total purchases in these periods. The increase in our use of certain suppliers during fiscal 2008 as compared to fiscal 2007 is primarily attributable to adjustments in our purchasing strategy. Due to an increasing price of raw materials, and because most of our production material is imported from other countries, we arranged for a fewer number of import companies to act as our import agents to save time and costs. Our shift to a few import companies resulted in our top three suppliers accounting for a higher percentage of our raw material purchases during fiscal 2008. In addition, the sales volume of our televisions and DVB set-top boxes increased significantly in fiscal 2008 as compared to fiscal 2007. Most of the material for these two product categories are new model materials and are imported through our top three suppliers, which increased the total percentage of raw materials purchased through these suppliers.

Presently, our relationships with our suppliers are good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future. However, due to our dependence on a few suppliers for certain raw materials, we could experience delays in development and/or the ability to meet our customer demand for new products. In addition, we have a number of longstanding business relationships with certain suppliers, and we believe that alternative suppliers are available. Although we have not been subject to shortages for any of our components, we may be subject to cutbacks and price increases which we may not be able to pass on to our customers in the event that the demand for components generally exceeds the capacity of our suppliers. We believe our manufacturing facility and design center in Huizhou, China, due to its location, provides us with flexibility in our supply chain, to better manage inventories and to reduce delays and long-term costs for our products.

Manufacturing

The manufacture of audio and video consumer electronics requires coordinated use of machinery and raw materials at various stages of manufacturing. Our manufacturing operations are conducted in Huizhou, Guangdong, in our modern, 2.7 million square-foot factory, which houses a large-scale, 1.1 million square-foot production area. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the other aspects of the manufacturing process to manual labor. Our production facilities utilize modern machinery such as molding injectors, mounting machinery, cutting machines, sorting devices, soldering modules, wire cutting equipment, and other assembly machinery. We intend to further streamline our production process and continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

The flow of our manufacturing process is illustrated below, with the responsible department footnoted in each step in the process.

______________
1.         Business Department
2.         Research and Development Department
3.         Quality Control Department
4.         Engineering Department
5.         Warehouse Storage Department
6.         Production Control Department

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by approximately 55 company-trained staff members to ensure quality control over each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. Supported by advanced equipment, we utilize a scientific management system and precision inspection measurement, capable of ensuring our products are of high quality.

Our quality control department executes the following functions:

•      setting internal controls and regulations for semi-finished and finished products;

•      testing samples of raw materials from suppliers;

•      implementing sampling systems and sample files;

•      maintaining quality of equipment and instruments; and

•      articulating the responsibilities of quality control staff.

NIVS PRC has obtained certifications and accreditations that we believe exhibit our ability to efficiently manufacture quality products. NIVS PRC first obtained ISO9001:2000 quality system accreditation in July 2001 and ISO14000 environmental management system accreditation in October 2006. The International Organization for Standardization (ISO) defines the ISO 9000 quality management system as one of international references for quality management requirements in business-to-business dealings. ISO 14000 is an environmental management system in which the organization being accredited has to (i) minimize harmful effects on the environment caused by its activities, and (ii) achieve continual improvement of its environmental performance. In December 2005, NIVS PRC obtained certification for compliance with the Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, which is commonly referred to as the Restriction of Hazardous Substances Directive, or RoHS. RoHS restricts the use of various hazardous materials in the manufacture of electronic and electrical equipment.

Sales and Marketing

We have a sales network of more than 8,000 points of sale in China, in addition to distributors throughout more than 60 countries and regions around the world. Our sales network spans across all major provincial-level cities and a majority of municipal and county-level cities in China. Our distribution network includes exclusive provincial and regional distributors, resellers, independent vendors, value-added resellers, and hardware vendors in addition to other marketplace points of sales.

We have established a standard of sales procedures covering before-sales consultation, preliminary design, final design, mold preparation, sample confirmation, production, product testing, sales, and after-sales services and technical support. We have approximately 300 service stations throughout China, in addition to a 24-hour/7 days-a-week telephone hotline. We have also set up 23 regional service centers in Europe, Southeast Asia, and North America to better serve our international clients. The regional service centers offer updated product information, repair service and technical consultations for customers.

Most of our revenues are derived from sales to OEMs, or Original Equipment Manufacturers, followed by sales of our self-branded products. OEMs contract with us to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. Our services include engineering, design, materials, management, assembly, testing, distribution, and after-market services. We believe that we are able to provide quality OEM services that meet unique requirements within customer timeframes, unique styling, product simplicity, price targets, and consistent quality with low defect rates. As a result of efficiently managing costs and assets, we believe we are able to offer our customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM sales accounted for 65%, 77%, and 80% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, and sales of products with our own brand accounted for 35%, 23%, and 20% of our revenues for the same periods, respectively.

In addition, some of our OEM cooperation arrangements are with well-known manufacturers, including Samsung, Hyundai, Haier, and TCL. From February to June 2005, NIVS PRC commenced business relationships with each of Wal-Mart, Carrefour Group, and METRO pursuant to which these large distribution companies agreed to distribute our products. In January 2005, NIVS PRC began a business relationship with Samsung pursuant to which it is the exclusive authorized OEM manufacturer of Samsung’s multi-media speakers in China.

The table below shows our revenue categorized by geographic locations, which is based on the geographic areas in which our customers are located.

	Year Ended December 31,
	2008	2007	2006
China and Hong Kong	77.1%	58.1%	45.4%
Europe	3.1	11.9	11.6
North America	1.1	3.3	-
Other Asia Countries	16.3	24.0	39.4
South America	2.2	2.6	3.6
Other countries	0.2	-	-
Total	100%	100%	100%

NIVS PRC has received various governmental awards with respect to our brand. Beginning in 2005, NIVS PRC’s brand received the “Most Popular Brand” award in the acoustics industry for three successive years. NIVS PRC also received the “Famous Brand in Guangdong” award in 2007. In June 2003, NIVS PRC was honored by the Science and Technology Bureau of Guangdong Province as a “Private High-tech Enterprise” and “High-tech Enterprise,” which is an honor reserved for private enterprises developing new high-technology.

A small number of customers account for a very significant percentage of our revenue. The table below illustrates the number of customers that accounted for 5% or more of our sales for the periods presented.

	Year Ended December 31,
	2008	2007	2006
Number of customers accounting for 5% or more	7	5	4
Percentage of largest customer	12%	13%	17%
Total percentage of sales attributable to customers with 5% or more	44%	38%	49%

The loss of any of these customers could have a material adverse effect upon our revenue and net income.

Research and Development

To enhance our product quality, reduce cost, and keep pace with technological advances and evolving market trends, we have established an advanced research and development center. Our research and development center is focused on enhancing our Chinese speech interactive technology by improving the performance of our current products and developing new products, in addition to developing related and alternative technologies. We have made investments in capital and time to develop technology engines, intellectual property and industry expertise in Chinese speech technologies that we believe provide us with a competitive advantage in the markets where we compete. Our technologies are based on complex formulas which require extensive amounts of linguistic data, acoustic models and recognition techniques. We continue to invest in technologies to maintain our market position and to develop new applications and products.

We conduct substantially all of our research and development with an in-house staff. After establishing its modernized speech technology lab in 2002, NIVS PRC has been able to more effectively recruit qualified speech technology researchers. We have approximately six senior technology researchers, many holding doctorate degrees, and 15 core researchers. The duties of our core researchers are to improve research and development management and market analysis, in addition to establishing and regulating the large-scale production projects. In addition, our research and development center is currently staffed with over 100 experienced research and development technicians who oversee our techniques department, product development department, material analysis lab, and performance testing lab. These departments work together to research new material and techniques, test product performance, inspect products and to test performance of machines used in the manufacturing process.

NIVS PRC has worked with Institute of Automation, Chinese Academy of Sciences, or IACAS, since October 2006 to better understand and develop speech interaction technology. IACAS is an organization that specializes in the research and development of smart robot and speech interactive technology. We have focused our efforts to resolve issues caused by speaker-independent speech, the large number of words, and continuous speech identification. We have and continue to develop key technologies, including combined modeling for intonation and vowel variation, large speech database management, and system searching.

We continue to research and develop speech performance engines and databases. The various types of speech interactive engines include multi-language identification engines, compositing engine, and speech evaluation engine. Multi-language identification engines are products that can identify multiple languages. Compositing engines can speak as humans. Speech evaluation engines can make judgments of yes or no. In addition, our intelligent audio and video products require input from a speech database that we have assembled. We have generated numerous databases, including professional speech identification, speech synthesis, speech teaching and speech entertainment databases.

For the years ended December 31, 2008, 2007 and 2006, we expended $1,737,323, $373,472, and $417,284, respectively, in research and development.

In addition to the advancement of our speech interactive technology, we believe that the future success of our business depends upon our ability to enhance our existing products, to develop compelling new products, to develop cost effective products, to qualify these products with our customers, to effectively introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands. To avoid product obsolescence, we will continue to monitor technological changes, as well as users' demands for new technologies. Failure to keep pace with future technological changes could adversely affect our revenues and operating results in the future. Although we have attempted to determine the specific needs of the entertainment, mobile, computer, and residential user markets, there can be no assurance that the markets will, in fact, materialize or that our existing and future products designed for these markets will gain market acceptance.

Backlog

Our backlog of unfilled orders was $1.32 million as of December 31, 2008, compared to $2.43 million at December 31, 2007. We include all purchase orders scheduled for delivery over the next 12 months in backlog. As part of our commitment to customer service, our goal has been to ship products to meet the customers' requested shipment dates. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

Warranties and Return Policy

We offer limited warranties for our consumer electronics, comparable to those offered to consumers by our competitors in China. Such warranties typically consist of a 90-day period for our audio products, under which we will pay for labor and parts, or offer a new or similar unit in exchange for a non-performing unit. Our customers may return products to us for a variety of reasons, such as damage to goods in transit, cosmetic imperfections and mechanical failures, if within the warranty period. We offer a one-year guarantee for all of our products.

Product Liability and Insurance

We do not have product liability insurance. Because of the nature of the products sold by us, we may be periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business. To date, we have not been subject to products liability litigation. Product liability insurance is expensive, restrictive and difficult to obtain. Accordingly, there can be no assurance that we will have capital sufficient to cover any successful product liability claims made against us in the future, which could have a material adverse effect on our financial condition and results of operations.

Competition

We face competition from many other consumer electronics manufacturers, most of which have significantly greater name recognition and financial, technical, manufacturing, personnel, marketing, and other resources than we have. The major geographic markets in which we compete are China and Hong Kong, Southeast Asia and North America. The consumer electronics market is subject to rapid technology changes, highly fragmented, and cyclical. The industry is characterized by the short life cycle of products, requiring continuous design and development efforts, which necessitates large capital and time investments. Our competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

We compete primarily on the basis of quality, price, design, reliability, brand recognition, and quality service and support to our customers. We believe that our standard audio and video consumer products are comparable in quality and performance with competitors in our market category. Many of our competitors in the standard audio and video consumer products market have a stronger competitive position than we do in that they have more technical and research and development resources, greater brand recognition and longer-standing customer relationships. Companies that offer products similar to our standard audio and video consumer products include SAMSUNG Electronics, Bose Corporation, LG Electronics, Matsushita Electric Industrial Co., Ltd., and Toshiba Corporation.

We believe that our intelligent audio and video products are comparable in quality and performance with competitors in our market category. Many of our competitors in the intelligent audio and video products market have a stronger competitive position than we do in that they have more technical and research and development resources, greater brand recognition and longer-standing customer relationships and began developing English intelligent speech technology earlier than we did. We believe have a strong competitive position in our domestic market for Chinese-speech interactive technology as we have significant technical and research and development resources on Chinese-speech technology. Companies that offer products similar to our intelligent audio and video products include Nuance Communications, Inc., Fonix Corporation, International Business Machines Corporation, Microsoft Corporation, Koninklijke Philips Electronics N.V., Haier Electronics Group Co., Ltd., Anhui USTC iFLYTEK Co., Ltd., and Shenzhen SinoVoice Digital Technology Co., Ltd.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the consumer electronics industry. The founder of NIVS PRC and our principal shareholder and current Chief Executive Officer, Tianfu Li, has legal ownership of the approximately 43 patents in China, in addition to 19 patent applications, that we use in our business operations. These patents include design, utility, and invention patents that relate to our products. In July 2008, NIVS PRC entered into an assignment and transfer agreement with Mr. Li for the transfer and assignment of these patents and patent applications to NIVS PRC, in addition to other intellectual property related to our business operations. We and Mr. Li intend to file appropriate transfer certificates with the Bureau of Intellectual Property in the PRC, which, after approved by the Bureau, would result in the legal transfer of the patents and patent applications to us.

We also rely on unpatented technologies to protect the proprietary nature of our product and manufacturing processes. We require that our management team and key employees enter into confidentiality agreements that require the employees to assign the rights to any inventions developed by them during the course of their employment with us. All of the confidentiality agreements include non-competition and non-solicitation provisions that remain effective during the course of employment and for periods following termination of employment, which vary depending on position and location of the employee.

We have four registered trademarks in China, with expiration dates between April 2011 and November 2016, and seven registered trademark applications.

Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when we deem it commercially appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

Employees

As of December 31, 2008, we had approximately 1,800 full-time employees, including approximately 1,300 employees in production and approximately 160 employees in sales and marketing. All of our employees are based inside China. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

NIVS PRC is required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $217,882, $232,655, and $268,567 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that the amount of NIVS PRC’s contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

We also provide housing facilities for our employees. At present, approximately 80% of our employees live in company-provided housing facilities. Under PRC laws, we may be required to make contributions to a housing assistance fund for employees based in Huizhou, China. We expect to commence contributions to the housing assistance fund now that we have listed our securities on the NYSE Amex.  We expect that the costs and expenses of conducting our business operations will increase, which could have a negative effect on our results of operations.

PRC Government Regulations

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business of to design, produce, and sell consumer electronic products, including digital camcorders, digital video recorders, digital audio recorders, digital audio and video coding and decoding equipments, digital audio radio equipments; produce and sell digital products for education and entertainment (MP3, MP4 and game box), PC equipment, and televisions, among other products. Prior to expanding our business beyond that of our business license, we are required to apply and receive approval from the PRC government.

Sino-Foreign Equity Joint Venture Laws

NIVS PRC, as a Sino-Foreign Equity Joint Venture, is governed by the Law of the People's Republic of China on Sino-Foreign Equity Joint Ventures, and its Implementation Regulations and other related rules, regulations and administrative orders. An equity joint venture in the PRC is an independent entity having the form of a limited liability company, similar to a regular corporation with limited liability organized under state laws in the United States of America. It is a "legal person" under PRC laws and has the right to own, use and dispose of property rights. The parties to the equity joint venture agree to share profits, risks and losses in the same proportion as their respective capital contributions to the equity joint venture.

The operations of equity joint ventures are subject to an extensive body of laws and regulations governing such matters as registration, capital contribution, profit distribution, board of directors, accounting, taxation, foreign exchange and labor management. The PRC joint venture law stipulates that certain matters such as amendment to the articles of association, termination and dissolution of the equity joint venture, increase and transfer of the registered capital, and merger, must have the unanimous approval of the directors. The PRC joint venture law also provides that after payment of taxes, an equity joint venture must allocate to three funds, namely, a reserve fund, an expansion fund and a fund for employee welfare and bonuses, before profits may be distributed to the joint venture parties. Under current law, the board of directors of the joint venture is entitled to determine the percentage of net income that the joint venture will allocate to these three funds. The board of directors has elected to allocate 10% of the net income of the joint venture to each of these three funds each year. If the Chinese government elects in the future to require that the joint venture allocate more of the annual net income of the joint venture to these three funds, or if the Chinese government enacts other legislation that restricts the ability of the joint venture either to use its net income for business operations or to distribute dividends to us, our business could be adversely affected.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance.

Environmental regulations

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution. In addition, we have complied with European Union Directives on Restrictions on certain Hazardous Substances on electrical and electronic equipment (“RoHS”). We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products.

NIVS PRC constructed its manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. We currently hold an environmental permit and Guangdong Province Pollution Charge Certificate issued by the Huizhou Environmental Protection Bureau covering our manufacturing operations. If we fail to comply with the provisions of the permit and environmental laws, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

Patent protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.

The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•      Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•      Paris Convention for the Protection of Industrial Property (March 19, 1985);

•      Patent Cooperation Treaty (January 1, 1994); and

•      The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents—patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file; therefore, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it cannot be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One broad exception to this rule, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license to date. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $62,500.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign currency exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Dividend distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

ITEM 1A:                      RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price could decline due to any of these risks, and an investor may lose all or part of his investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Form 10-K.

RISKS RELATED TO OUR OPERATIONS

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For the year ended December 31, 2008, we had seven customers that each accounted for at least 5% of the revenues that we generated, with one customer accounting for 12% of our revenue. These seven customers accounted for a total of approximately 44% of our revenue for that period. During the year ended December 31, 2007 and 2006, we had five and four customers that generated revenues of at least 5% of our revenues, with one customer accounting for 13% and 17% of our revenue, respectively. These customers accounted for a total of approximately 38% and 49% of our revenue for the years ended December 31, 2007 and 2006, respectively. We expect that we will continue to depend upon a small number of customers for a significant majority of our sales for the foreseeable future.

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

Our accounts receivable represented approximately 45%, 18% and 1% of our total current assets as of December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 34% of our accounts receivable represented amounts owed by five customers, each of which represented over 5% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

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

The growth of aging receivables and a deterioration in the collectability of these accounts could adversely affect our results of operations.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. Our doubtful account allowance at December 31, 2008 increased to approximately $3.4 million compared to $1.5 million at September 30, 2008 and $0.7 million at December 31, 2007. We believed it was appropriate to increase the reserve for doubtful accounts during the fourth quarter of 2008 primarily due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables as of December 31, 2008, and the general decline in the domestic and global economy. Our general and administrative expenses for the year ended December 31, 2008 include a bad debt expense of approximately $2.5 million as compared to $0.5 million for the prior year.  The increase in the bad debt expense for the year ended December 31, 2008 is primarily due to an increase in bad debt expense of approximately $1.8 million in the fourth quarter of 2008.  The increase in the bad debt expense in the fourth quarter was primarily due to an increase in the aging of our accounts.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We had negative working capital of approximately $18 million, $34 million and $12 million as of December 31, 2008, 2007 and 2006, respectively. The negative working capital was largely caused by the substantial increase in financing from bank loans and notes. Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences for you, including:

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

We have employees based in Huizhou, China, and under applicable regulations we intend to commence contributions to a housing assistance fund for these employees. We expect to incur increased operation costs and expenses beginning in fiscal 2009 in connection with these contributions,  ,which will have a negative effect on our results of operations.

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

A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. During our fiscal years ended December 31, 2008, 2007 and 2006, these organizations were responsible for approximately 17%, 18% and 26%, respectively, of our net revenues during such periods. If any of the third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor can be retained by us. Finding replacement organizations and distributors can be a time consuming process during which our revenues could be negatively impacted.

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

Our notes payable to banks for short-term borrowings as of December 31, 2008, 2007 and 2006 were approximately $35.8 million, $28.6 million and $13.0 million, respectively. Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. We recently completed a public offering of shares of common stock, and we may conduct additional financing transactions in the future. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the medium- to high- priced sector of the consumer electronics market and compete primarily on the basis of reliability, brand recognition, quality, price, design, consumer acceptance of our trademark, and quality service and support to retailers and our customers.

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

We have recently experienced an increase in our cost of labor. Recent changes in Chinese labor laws that became effective January 1, 2008 increase costs and impose restrictions on our relationship with our employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our public offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile and you might not be able to resell your securities at or above the price you have paid.

Prior the listing of our Common Stock on the NYSE Amex in March 2009, there has been no public market for our securities in the United States.   Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline.  The price at which our Common Stock has traded has been highly volatile.. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•      actual or anticipated fluctuations in our annual and quarterly results of operations;

•      changes in securities analysts’ expectations;

•      variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant new products, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•      conditions and trends in our industry;

•      general market, economic, industry and political conditions;

•      changes in market values of comparable companies;

•      additions or departures of key personnel;

•      stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•      future sales of equity or debt securities, including sales which dilute existing investors.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 27, 2009, we had approximately 39.6 million shares of Common Stock outstanding.  In March 2009, we conducted a registered public offering of 550,000 shares of common stock, and all of these shares are now freely tradable.  Also in March 2009, we registered for resale a total of 7,639,855 shares of common stock, of which 6,544,047 shares were issued in an equity financing that was conducted in connection with the Share Exchange (the “Private Placement Shares”).  Each investor may sell or transfer any of the Private Placement Shares pursuant to the effective registration statement, except that they entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 90 days after our common stock was listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up restrictions every 30 days in eleven equal installments. In addition, WestPark Capital, Inc., in its discretion, may release some or all the shares earlier than the schedule set forth in this section. Any early release by WestPark Capital, Inc. will apply equally to each of the investors in the Private Placement.

We also agreed to register 2,615,859 shares and shares underlying warrants held by affiliates of WestPark, which are included in a registration statement filed by us on  March 26, 2009.  The registration statement has not yet been declared effective by the SEC.  All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Additionally, in connection with our public offering in March 2009, the former stockholders of NIVS BVI and their designees, which collectively hold 27,546,667 shares of our common stock, entered into a lock up agreement with the underwriter pursuant to which they agreed not to sell or transfer any of their shares until March 2011, subject to release from the underwriter, after which the shares may be sold subject to Rule 144. Under Rule 144, an affiliate stockholder who has satisfied a the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of March 27, 2009, 1% of our issued and outstanding shares of common stock was approximately 396,462 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Following the Share Exchange, the former principal shareholders of NIVS BVI and their designees have significant influence over us.

The former shareholders of NIVS BVI and their designees beneficially own or control approximately 75% of our outstanding shares.  If these shareholders were to act as a group, they would have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such shareholders may also have the power to prevent or cause a change in control. In addition, without the consent of the former NIVS BVI shareholders and their designees, we could be prevented from entering into transactions that could be beneficial to us. The interests of the former NIVS BVI shareholders and their designees may differ from the interests of our other stockholders.

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

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to our report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We provided loans to certain entities owned and controlled by our chief executive officer in violation of Section 402 of the Sarbanes-Oxley Act of 2002 and we and/or our chief executive officer could become subject to criminal, civil or administrative sanctions, penalties, or investigations and may also face potential private securities litigation.

Section 402 of the Sarbanes-Oxley Act of 2002 ("Section 402") prohibits us from directly or indirectly, including through any subsidiary, extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. Prior to the Share Exchange, our subsidiaries entered into loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, our subsidiaries would borrow funds from Mr. Li.  In addition, our subsidiaries would lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  The loans, which were unsecured with no fixed repayment date, were for temporary funding of each of the Related Companies’ business.

It was intended that all loans from the Company to the entities owned by our CEO and related parties be repaid prior to the closing of the Share Exchange, and no further loans would be made after the closing of the Share Exchange.  In November 2008, it was discovered that the loans to entities owned by our CEO and related parties continued after the closing of the Share Exchange, as more fully described in notes to the financial statements contained in this report. Although we have attempted to take remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all outstanding loan balances, the violation of Section 402 may cause governmental authorities, such as the United States Securities and Exchange Commission, to subject us to criminal, civil, or administrative sanctions, penalties, or investigations, which may not be resolved favorably and will require significant management time and attention, and we could incur costs which could materially and negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or litigation will not commence, and if commenced, that such investigation or litigation will result in a favorable outcome for us. Similarly, private parties may also initiate civil litigation against us for such violations.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On July 25, 2008, the Share Exchange closed and NIVS BVI became our 100%-owned subsidiary, and our sole business operations became that of NIVS BVI. We also appointed a new Board of Directors and management consisting of persons from NIVS BVI and changed our corporate name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc.

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

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In China, only the PRC government and peasant collectives may own land. In 2005, NIVS PRC acquired a total of approximately 2 million square feet of land equity in Lianhelingwei Village, Shuikou Town, in Huizhou City, Guangdong, China for approximately RMB18.8 million (equivalent to approximately USD$2.7million) under land use right grant from the Huizhou State-Owned Land Resource Bureau. We have the right to use the land until June 2052. In the event we wish to continue to use the land after this expiration date, we must apply for an extension at least one year prior to the land grant’s expiration.

NIVS PRC built a modernized factory on this property consisting of approximately 2.7 million square feet of total space, including of manufacturing plants, dormitories, research and development, warehouse space, and office facilities. Its production area covers approximately 1.1 million square feet and its dormitories cover approximately 215,000 square feet. The production area primary consists of full-product and semi-finished products assembly workshops, in addition to offices, showrooms, and warehouse space.

Our registered principal corporate offices are located in the PRC at NIVS Industry Park, No. 29-31, Shuikou Road, Huizhou, Guangdong, People’s Republic of China 516006.

ITEM 3.  LEGAL PROCEEDINGS

In 2007, NIVS PRC was involved in litigation with KONINKLIJKE PHILIPS ELECTRONICS N.V. (“PHILIPS”). PHILIPS sued NIVS PRC in Provincial Court in the PRC alleging that NIVS PRC violated its trade-mark use right. With intermediation by the Provincial Court, PHILIPS withdrew its complaint and a settlement was reached in April 2008 pursuant to which NIVS PRC agreed to pay PHILIPS RMB300,000 (converted to US$41,129 as at 2007 year-end rate 7.29410:1) to settle the argument.  Other than the foregoing, we are not involved in any material legal proceedings outside of the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on March 13, 2009, our shares of common stock have been listed for trading on the NYSE Amex under the ticker symbol “NIV.”  In March 2009, we conducted a registered public offering of 550,000 shares of common stock at an offering price of $3.50.  The closing sales price of our common stock on March 27, 2009 was $3.82, as reported on the NYSE Amex.  As of March 27, 2009, we had 203 stockholders of record.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

We paid cash dividends of $0 and $665,182 during the years ended December 31, 2008 and 2007, respectively. We did not pay cash dividends in the year ended December 31, 2006.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plan

As of December 31, 2008, we did not have an equity compensation plan.

Use of Proceeds

On March 18, 2009, we completed our public offering of common stock in which we sold 550,000 shares of common stock at an issue price of $3.50 per share. The SEC declared the registration statement for the public offering, File No. 333-153005 effective on March 12, 2009. The managing underwriter for the offering was WestPark Capital, Inc. We raised a total of approximately $1.9 million in gross proceeds from our public offering, or approximately $0.8 million in net proceeds after deducting underwriting discounts and commissions of approximately, other offering costs, and related expenses of approximately $1.1 million.  As of March 27, 2009, we have used approximately $0.12 million of such proceeds for working capital purposes to finance our existing operations.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from the Company’s audited consolidated financial statements, except for data as of and for the year ended December 31, 2004. The following data is qualified in its entirety by the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
					(unaudited)
	(all amounts are in thousands except share and per share amounts)
Revenue	$143,631	$$77,627	$37,735	$21,966	$12,976
Other Sales	415	516	53	-	-
Cost of Goods Sold	(109,762)	(58,864)	(28,073)	(17,300)	(11,206)
Gross Profit	34,283	19,279	9,715	4,666	1,770

Selling Expenses	5,376	3,269	1,792	837	351

General and administrative
Amortization	69	62	59	137	57
Depreciation	337	328	300	198	58
Bad debts	2,531	473	133	81	-
Merger cost	1,786
Stock-based compensation	765
Other G&A expense	3,171	2,548	1,126	832	263
Total General and administrative	8,660	3,411	1,618	1,248	378
Research and development	1,737	373	417	230	60
Total operating expenses	15,773	7,054	3,827	2,315	789
Income from operations	18,510	12,225	5,888	2,351	981

Other income (expenses)
Government grant	32	28	-	160	84
Write-down of inventory	(132)	(105)	-	(5)	-
Gain on disposal of assets		-	1,226	-	-
Interest income	-	235	19	11	2
Interest expense	(2,208)	(1,791)	(863)	(319)	(7)
Imputed interest	(656)	(526)	(125)	(97)
Sundry income (expense), net	(52)	(111)	(56)	(7)	(18)
Total other income (expenses)	(3,016)	(2,272)	201	(257)	61

Income before MI and income taxes	15,494	9,953	6,089	2,094	1,042
Income taxes	(2,031)	(1,269)	(753)	-	1
Minority interest	(429)	(218)	(135)	(56)	(28)

Net Income	$13,033	$8,467	$5,201	$2,038	$1,041

Basic and Diluted Earnings Per Share	$0.41	$0.31	$0.19	$0.07	$0.04

Basic Weighted-Average Shares Outstanding	31,553,197	27,546,667	27,546,667	27,546,667	27,546,667
Diluted Weighted-Average Shares Outstanding	31,967,040	27,546,667	27,546,667	27,546,667	27,546,667

Consolidated Balance Sheets	As of December 31,
	2008	2007	2006	2005	2004
					(unaudited)
	(in thousands)

Total Current Assets	$44,964	$25,309	$16,768	$12,287	$6,973
Total Assets	118,924	88,554	37,015	34,860	16,986
Total Current Liabilities	63,592	59,528	28,715	19,415	6,560
Total Liabilities	71,435	70,537	34,808	29,469	15,064
Total Stockholders’ Equity	46,389	17,397	1,919	5,390	1,922

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

A small number of customers account for a very significant percentage of our revenue. For the year ended December 31, 2008, we had seven customers that each accounted for at least 5% of the revenues that we generated. These seven customers accounted for a total of approximately 44% of our revenue for that period. During the year ended December 31, 2008, we had one customer—Shenzhen Zhanhui (12%)—that accounted for more than 10% of our sales. During the year ended December 31, 2007, we had five customers that generated revenues of at least 5% of our revenues. These five customers accounted for a total of approximately 38% of our revenue for the year ended December 31, 2007. For the same period, we had one customer—HongKong Huian (13%)—that accounted for more than 10% of our sales. For the year ended December 31, 2006, we had four customers that accounted for at least 5% of revenue. These four customers accounted for approximately 49% of our revenue for that period. For the same period, we had two customers—India Jupiter (17%) and Singapore George (16%)—that accounted for more than 10% of our sales. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

For example, in fiscal 2008, our sales revenue and sales volume for DVD players increased 28% and 78%, respectively, compared to our sales revenue and volume for fiscal 2007. In the third quarter of 2008, with the private placement funds we received in August, we expanded our production scale and completed many orders. In the third quarter of 2008, we completed an upgrade of our DVD player to maintain the margin and attract more customers. As a result, we received more orders from customers than in previous years and, therefore, our sales of DVD-related products have increased. In fiscal 2008, our sales revenue for televisions was approximately $15.18 million, which represented an increase of approximately 299.47% compared to revenue of $3.8 million from the sale of televisions for fiscal 2007. The increase in revenue for televisions resulted from an increase in sales volume. In fiscal 2008, our sales volume for televisions rose approximately 381.59% as compared to fiscal 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 65% of our revenues for the year ended December 31, 2008, as compared to 77% for the year ended December 31, 2007, and sales of products with our own brand accounted for approximately 35% of our revenues for the year ended December 31, 2008, as compared to 23% for the year ended December 31, 2007.

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

In addition, on July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000.  We registered the shares sold in the Private Placement in a resale registration statement that was declared effective in March 2009.

In July 2008, we entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”). According to the agreement, as amended, Nascent will provide us with business consulting and investor relations services. Nascent is a third-party investor relations firm that does not have any other relationship or common ownership with us or any of our affiliates. As consideration for entering into the agreement and compensation for Nascent’s services under the agreement, we issued to Nascent 425,000 shares (“IR Shares”) of our common stock upon the closing of the Share Exchange. In connection with the IR Shares, we recognized a stock-based compensation charge during the three months ended September 30, 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of our common stock were sold in the Private Placement. We also agreed to pay Nascent $6,000 per month for its services. Nascent also entered into a lock-up agreement with WestPark Capital, Inc., the placement agent for the Private Placement, pursuant to which 20,000 IR Shares will be subject to lock-up restrictions until until WestPark Capital, Inc., at its sole discretion, releases all or a portion of the shares from the lock up restrictions.  We registered the IR Shares in a resale registration statement that was declared effective in March 2009.

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

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries.  As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly.  Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate of Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.  It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008.  In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange, as more fully described in the Notes to the financial statements contained in this report. We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

On November 28, 2008, we and our subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Mr. Li and the Related Companies.  Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to us and our subsidiaries and we and our subsidiaries agreed to repay approximately $1.0 million of the debt that we and our subsidiaries owed to Mr. Li.  As inducement for the Related Companies for entering into the Agreement, we and our subsidiaries agreed to, among other things, permit the amounts owed to us by the Related Companies to be off-set by amounts that we owed to Mr. Li and acknowledge that the Related Companies no longer owed any loan amounts to us or our subsidiaries.

Immediately prior to the repayments under the Agreement, our subsidiaries had an aggregate outstanding loan amount of approximately $8.8 million owed to Mr. Li (the “Li Debt”).  On the same date, Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of approximately $1.0 million owed to our subsidiaries (the “Related Companies’ Debt”), which consisted of approximately $1.0 million owed by Korea Hyundai Light & Electric (Int'l) Holding.

Pursuant to the Agreement, the Related Companies’ Debt of approximately $1.0 million was repaid by set off against the Li Debt of approximately $8.8 million.  As a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding and neither Mr. Li nor any of the Related Companies owed us or our subsidiaries any loan amount.  Moreover, after the repayments under the Agreement, our subsidiaries’ remaining debt owed to Mr. Li was approximately $7.8 million.

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

December 2008 Agreement to Convert Debt to Shares

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt that we owed to Mr. Li would be converted into shares of our common stock.  According to the agreement, the shares will be issued upon the closing of our public offering.  The public offering closed on March 18, 2009 and we issued 2,240,493 shares of common stock to Mr. Li, which is equal to the debt amount of approximately $7.8 million divided by the offering price of our public offering, which was $3.50 per share.  As a result of the conversion of the debt into equity, the debt is no longer outstanding, and we do not have any outstanding debt owed to Mr. Li.  As a result of the shares issued in the debt conversion, the number of shares that Mr. Li beneficially owns increased from 12,204,667 shares to 14,445,160 shares, which represents an increase of Mr. Li’s ownership of our outstanding shares of common stock from 33.1% to 36.4%.

March 2009 Public Offering

In March 2009, we completed a public offering consisting of 550,000 shares of our common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.   The warrant also carries registration rights.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

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

Allowance for doubtful accounts. In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

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

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefits plans. The adoption of FSP 132(R)-1 will change disclosures treatment for Postretirement Benefit Plan Assets on a prospective basis beginning in the first quarter of fiscal year 2009.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2008, 2007 and 2006 in dollars and as a percentage of revenue:

	Year Ended December 31,
	2008		2007		2006

	(in thousands)
Revenue	$143,631	99.7%	$77,627	99.3%	$37,735	99.9%
Other Sales	415	0.3%	516	0.7%	53	0.1%
Cost of Goods Sold	(109,762)	-76.2%	(58,864)	-75.3%	(28,073)	-74.3%
Gross Profit	34,283	23.8%	19,279	24.7%	9,716	25.7%

Selling Expenses	5,376	3.7%	3,269	4.2%	1,792	4.7%

General and administrative
Amortization	69	0.0%	62	0.1%	59	0.2%
Depreciation	337	0.2%	328	0.4%	300	0.8%
Bad debts	2,531	1.8%	473	0.6%	133	0.4%
Merger cost	1,786	1.2%
Stock-based compensation	765	0.5%
Other G&A expense	3,171	2.2%	2,548	3.3%	1,126	3.0%
Total General and administrative	8,660	6.0%	3,411	4.4%	1,618	4.3%
Research and development	1,737	1.2%	373	0.5%	417	1.1%
Total operating expenses	15,773	11.0%	7,054	9.0%	3,827	6.9%
Income from operations	18,510	12.9%	12,225	15.6%	5,888	15.6%

Other income (expenses)
Government grant	32	0.0%	28	0.0%	-
Write-down of inventory	(132)	-0.1%	(105)	-0.1%	-
Gain on disposal of assets		0.0%	-		1,226	3.2%
Interest income	-	-1.5%	235	0.3%	19	0.0%
Interest expense	(2,208)	-1.5%	(1,791)	-2.3%	(863)	-2.3%
Imputed interest	(656)	-0.5%	(526)	-0.7%	(125)	-0.3%
Sundry income (expense), net	(52)	0.0%	(111)	-0.1%	(56)	-0.1%
Total other income (expenses)	(3,016)	-2.1%	(2,272)	-2.9%	201	0.5%

Income before MI and income taxes	15,494	10.8%	9,953	13.1%	6,089	16.1%
Income taxes	(2,031)	-1.4%	(1,269)	-1.6%	(753)	-2.0%
Minority interest	(429)	-0.3%	(218)	-0.3%	(135)	-0.3%
		0.0%
Net Income	13,033	9.0%	8,467	10.9%	5,201	13.8%

Years ended December 31, 2008 and 2007

Revenues, which consist of sales of our products, were $143.6  million for the year ended December 31, 2008, an increase of $66.0  million, or 85.0%, compared to $77.6 million for the year ended December 31, 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products. For the year ended December 31, 2008, our sales revenue for standard audio equipment increased to $52 million, an increase of 2% compared to $51 million for the same period in 2007. Sales revenue for televisions increased to $15.18 million, an increase of 299.5% compared to $3.8 million for the same period in 2007.  Sales revenue for our intelligent audio and video equipment increased to $25.31 million for the year ended December 31, 2008, an increase of  481.8% as compared to $4.35  million for the year ended December 31, 2007.  For the year ended December 31, 2008, our sales volume for standard audio equipment increased by 17.3% to 4.66 million pieces as compared to 3.98 million pieces for 2007.  The increase was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the year ended December 31, 2008, our sales volume for televisions increased by 381.6% to 76.32 million pieces as compared to  0.2 million pieces for the same period in 2007.  Our sales volume for intelligent audio and video equipment increased by 755% to 0.513 million pieces as compared to 0.06 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales,  which include raw material, labor and manufacturing overhead, were $109.8 million for the year ended December 31, 2008, an increase of $50.9 million, or 86.5%, compared to $58.9 million for the year ended December 31, 2007. The increase was primarily a result of the increase in sales and was consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the years ended December 31, 2008 and 2007 were 76.2% and 76%, respectively.

Gross profit for the year ended December 31, 2008 was $34.3 million, or 23.8% of revenues, compared to $19.3  million, or 24.8% of revenues, for the year ended December 31, 2007. The increase in our gross profit margin for the year ended December 31, 2008 was primarily due to the increase of sales price of our audio system products.  Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $5.4 million for the year ended December 31, 2008, an increase of $2.2, million, or 64.4%, compared to $3.3 million for the year ended December 31, 2007. The increase in selling expenses was primarily attributable to the increase in advertising and marketing activities.

Research and development expenses were approximately $1.7 million for the year ended December 31, 2008, a increase of approximately $1.4 million, or 365.2% compared to approximately $0.37 million for the year ended December 31, 2007. The increase was caused by increased new product research and development and the upgrading of old products to meet the market need.  We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $8.7 million for the year ended December 31, 2008, an increase of $5.2 million, or 153.9%, compared to $3.4 million for the year ended December 31, 2007. The increase was primarily a result of the cost of merger. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $2.2 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. The increase was due to new short-term and long-term bank loans during the year ended December 31, 2008.

Income tax provisions for years ended December 31, 2008 and 2007 were approximately $2.0 million and $1.3 million, respectively. The increase is mainly due to an increase in the taxable income for the year ended December 31, 2008. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years.  Our effective income tax rates for the years ended December 31, 2008 and 2007 were 12.1% and 12.1%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $13.0 million for the year ended December 31, 2008, an increase of $4.6 million, or 53.9%, compared to $8.5 million for the year ended December 31, 2007.

Years ended December 31, 2007 and 2006

Revenues were $77.6 million for the year ended December 31, 2007, an increase of $39.9 million, or 106%, compared to $37.7 million for the year ended December 31, 2006. The increase in revenue was attributed mainly due to the increased demand for our products, which we believe is a result of market expansion efforts. The increase of revenue was also due to an increase of sales of audio system products, disc players, and new sales of digital products. For the year ended December 31, 2007, our sales revenue for standard audio equipment increased to $51 million, an increase of 29% compared to $39.5 million for 2006. Sales revenue for televisions increased to $3.8 million, an increase of 2800% compared to $0.13 million for 2006. Sales revenue for our intelligent audio and video equipment increased to $4.35 million for 2007. There were no sales of intelligent audio and video equipment in 2006. In 2007, our sales volume for standard audio equipment increased by 99% to 3.98 million piece as compared to 2.0 million pieces for 2006, and our sales volume for televisions increased by 940% to 0.57 million pieces as compared to 0.055 million pieces for 2006. Our sales volume for intelligent audio and video equipment increased to 0.06 million pieces for 2007. There were no sales of intelligent audio and video equipment in 2006. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales was $58.9 million for the year ended December 31, 2007, an increase of $30.8 million, or 110%, compared to $28.1 million for the year ended December 31, 2006. The increase was primarily a result of the increase in sales and was consistent with the increase in the net revenue. As a percentage of the net revenue, cost of sales for the years ended December 31, 2007 and 2006 were 76% and 74%, respectively.

Gross profit for the year ended December 31, 2007 was $19.3 million, or 24.8% of revenues, compared to $9.7 million, or 25.7% of revenues, for the year ended December 31, 2006. The decrease in our gross profit margin for the year ended December 31, 2007 was primarily due to the decrease of sales price of our audio system products.

Selling expenses were $3.3 million for the year ended December 31, 2007, an increase of $1.5 million, or 83%, compared to $1.8 million for the year ended December 31, 2006. The increase in selling expenses was attributable to the increase in sales commissions and marketing expenses as a result of and also in line with the increase in our sales.

Research and development expenses were approximately $0.37 million for the year ended December 31, 2007, a decrease of approximately $0.05 million, or 12%, compared to approximately $0.42 million for the year ended December 31, 2006. The decrease was caused by a number of research and development projects becoming more mature in fiscal 2007 and thereby requiring less expenditures than these projects required in fiscal 2006.

General and administrative expenses were $3.4 million for the year ended December 31, 2007, an increase of $1.8 million, or 113%, compared to $1.6 million for the year ended December 31, 2006. The increase is mainly due to the increase of bad debts reserves and an increase of wage and benefit expenses.

Interest expenses were $2.1 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. The increase was due to new short term and long term bank loans during the year ended December 31, 2007.

Income tax provisions for years ended December 31, 2007 and 2006 were approximately $1.3 million and $0.75 million, respectively. The increase is mainly due to the increase of sales revenue and profit. The tax rate for each of the years ended December 31, 2007 and 2006 was 12%. Our effective income tax rates for the years ended December 31, 2007 and 2006 were 12.1% and 12.1%, respectively.

Net income was $8.5 million for the year ended December 31, 2007, an increase of $3.3 million, or 63%, compared to $5.2 million for the year ended December 31, 2006.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $0.46 million as of December 31, 2008, as compared to $1.4 million as of December 31, 2007. In addition, we also had approximately $11.7 million in restricted cash as of December 31, 2008, as compared to $2.0 million as of December 31, 2007. Our restricted cash is held as a security deposit for our recurring, short-term bank notes. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.

We are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had negative working capital of approximately $18.6 million and $34 million as of December 31, 2008 and 2007, respectively. The decrease of negative working capital was largely caused by the substantial increases in account receivables and restricted cash in bank.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $20 million and $4.5 million, or 45% and 18% of current assets, as of December 31, 2008 and 2007, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectibility of specific customer accounts, our history of bad debts, and the general condition of the industry. Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We experienced bad debt expense in the fourth quarter of 2008 of approximately $3.38 million, an increase of $1.88 million as compared to $1.5 million compared in the third quarter of 2008. We believed it was appropriate to increase the reserve for doubtful accounts primarily due to an increase in the aging of our accounts receivable, the significant growth in our outstanding receivables as of December 31, 2008, and the general decline in the domestic and global economy.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

As of December 31, 2008, inventories amounted to $11.3 million, compared to $17.3 million as of December 31, 2007. We have experienced increased sales volume annually and, as a result, we expect to experience increases in our inventory levels going forward. We keep certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $54.7 million and $33.1 million as of December 31, 2008 and 2007, respectively. These loans carry annual interest rates of approximately 4.9% to 8.8% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

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

The amount of the loans made by our subsidiaries to the Related Companies ranged in amount.  The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $13 million and $10 million during the years ended December 31, 2008 and 2007, respectively.  The loan amounts owed to our subsidiaries by the Related Companies as of December 31, 2008 and 2007 were $0 and $2.2 million, respectively.  As of December 31, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $7.8 million, which was converted into equity upon the closing of our public offering in March 2009.  All of the loans to and from our subsidiaries were unsecured with no fixed repayment date.  The loans were borrowed and repaid frequently.  Normally, it was agreed that the loan amounts were to be paid back to our subsidiaries within three to six months from the date of the loan transaction.  The loans to the Related Companies were for temporary funding of each of the Related Companies’ business.

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

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries.  As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly.  Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate of Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation.  It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008.  In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange, as more fully described in the Notes to the financial statements contained in this report.  We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

On November 28, 2008, we and our subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Mr. Li and the Related Companies.  Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to us and our subsidiaries and we and our subsidiaries agreed to repay approximately $1.0 million of the debt that we and our subsidiaries owed to Mr. Li.  As inducement for the Related Companies for entering into the Agreement, we and our subsidiaries agreed to, among other things, permit the amounts owed to us by the Related Companies to be off-set by amounts that we owed to Mr. Li and acknowledge that the Related Companies no longer owed any loan amounts to us or our subsidiaries.

Immediately prior to the repayments under the Agreement, our subsidiaries had an aggregate outstanding loan amount of approximately $8.8 million owed to Mr. Li (the “Li Debt”).  On the same date, Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of approximately $1.0 million owed to our subsidiaries (the “Related Companies’ Debt”), which consisted of approximately $1.0 million owed by Korea Hyundai Light & Electric (Int'l) Holding. Pursuant to the Agreement, the Related Companies’ Debt of approximately $1.0 million was repaid by set off against the Li Debt of approximately $8.8 million.  As a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding and neither Mr. Li nor any of the Related Companies owed us or our subsidiaries any loan amount.  Moreover, after the repayments under the Agreement, our subsidiaries’ remaining debt owed to Mr. Li was approximately $7.8 million.  The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to the us or our subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of our company or subsidiaries, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by us or our subsidiaries to such persons or entities in the future.

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7.8 million that we owed to Mr. Li would be converted into shares of our common stock based on the closing price of our public offering that we conducted in March 2009.  According to the agreement, we issued 2,240,493 shares of our common stock to Mr. Li in March 2009 upon the closing of our public offering.  As a result of the conversion, the debt amount of $7.8 million was converted into shares of common stock at $3.50 per share, and the debt is no longer outstanding.

In March 2009, we completed a public offering consisting of 550,000 shares of our common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.   The warrant also carries registration rights.

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000.  We agreed to file a registration statement covering the common stock sold in the Private Placement and to pay for all costs related to the registration of the shares. The registration statement covering such shares was declared effective by the Securities and Exchange Commission in March 2009.  We have used the proceeds from the Private Placement to provide working capital for speech-controlled TV and product promotion, speech-controlled audio acoustics, DVD, and DVB production capacity expansion, technology and product research and development, basic research and application product development, brand building and publicity and strengthening channel building and brand promotion in China and to increase reserve funds as well as new production lines for LCD TV for the expansion of business.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $217,882, $232,655 and $268,567 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash used in operating activities was $12.7 million for the year ended December 31, 2008, compared to net cash used in operating activities of $10.5 million for the year ended December 31, 2007. The increase in net cash used in operating activities was primarily due to an increase in accounts receivable from $4.5 million to $20.4 million, for the respective periods, which primarily resulted from an increase in our sales from $77.6 million in 2007 to $143.6 million in 2008.  Our increase in net cash used in operating activities for the year ended December 31, 2008 was partially offset by a decrease in cash used in inventories from $17.3 million to $11.3 million in response to decreasing  material prices.

Investing activity during the years ended December 31, 2008 and 2007 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $12.4 million for the year ended December 31, 2008, compared to net cash used in investing activities of $10.0 million for the year ended December 31, 2007. The increase in net cash used in investing activities was primarily due to our purchase of production equipment to expand our production scale in the third quarter of 2008. In June 2008, we entered into an agreement for the purchase of production equipments and a new plant renovation at a contracted price of RMB 36,117,340 (USD 5,283,997).  As of December 31, 2008, we had paid RMB 36,093,130 (USD$ 5,280,455) for the purchase of production equipments and plant renovation. The plant renovation and the equipment installation was completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542 ) will be paid within six months upon completion.

Net cash provided by financing activities amounted to $23.3 million for the year ended December 31, 2008, compared to net cash provided by financing activities of $20.7 million for the year ended December 31, 2007.  The increase of cash provided was primarily a result of the private placement closing in July 2008 and various notes payable financing.

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

Contractual obligations

This table summarizes our known contractual obligations and commercial commitments on December 31, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Plant and office rent	$531,874	$179,083	$352,791	$-	$-
Total	$531,874	$179,083	$352,891	$-	$-

Seasonality

Our business is not seasonal in nature. The seasonal effect does not have a material impact on our sales.

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$42,583	$49,411	$24,861	$26,776	$143,631
Operating Income	3,861	5,830	4,464	4,355	18,510
Net Income	1,936	4,563	3,286	3,250	13,033
Net Income Per Share
Basic and Diluted	0.05	0.13	0.12	0.12	0.41

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	Total
Revenues	$26,965	$16,730	$17,562	$16,368	$77,627
Operating Income	5,748	2,169	1,851	2,457	12,225
Net Income	4,417	1,433	1,079	1,538	8,467
Net Income Per Share
Basic and Diluted	0.16	0.05	0.04	0.06	0.31

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Change in Accountants

On July 25, 2008, we dismissed AJ. Robbins, PC ("AJ. Robbins") as our independent registered public accounting firm following the change in control of our company on the closing of the Share Exchange. We engaged AJ. Robbins to audit our financial statements for the period from January 3, 2007 (inception) to December 31, 2007. The decision to change accountants was approved and ratified by our Board of Directors. We engaged Kempisty & Company Certified Public Accountants PC (“Kempisty”) as our independent registered public accounting firm as of July 25, 2008. Kempisty was NIVS BVI’s independent registered public accounting firm prior to the Share Exchange.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2008 due to the deficiencies described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria and due to the deficiencies described.

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

Remediation Efforts

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures to address the deficiencies as described above, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2008 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements: See “Index to Consolidated Financial Statements” on page F-1 of this annual report on Form 10-K.

2.   Financial Statement Schedule: See Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report on Form 10-K.

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huizhou, People’s Republic of China, on March 31, 2009.

NIVS IntelliMedia Technology Group, Inc.
(Registrant)

Dated: March 31, 2009	/s/ Tianfu Li
By: Tianfu Li
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 31, 2009
/s/ Tianfu Li	Chairman of the Board
By: Tianfu Li	(Principal Executive Officer)
	Interim Chief Financial Officer and Corporate	March 31, 2009
/s/ Simon Zhang	Secretary (Principal Financial and Accounting
By: Simon Zhang	Officer)

/s/ Ruxiang Ni	Director	March 31, 2009
Ruxiang Niu

/s/ Minghui Zhang	Director	March 31, 2009
Minghui Zhang

/s/ Gengqiang Yang	Chief Operating Officer and Director	March 31, 2009
Gengqiang Yang

/s/ Yucai Zhang	Director	March 31, 2009
Yucai Zhang

Director
Charles Mo

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Share Exchange Agreement, dated as of June 27, 2008, by and among the Registrant, NIVS Holding Company Limited and all of the shareholders of NIVS Holding Company Limited (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

2.1(a)
Amendment No. 1 to the Share Exchange Agreement, dated as of July 25, 2008, by and among the Registrant, NIVS Holding Company Limited and all of the shareholders of NIVS Holding Company Limited (incorporated by reference from Exhibit 2.1(a) to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

3.1
Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52933) filed with the Securities and Exchange Commission on November 26, 2007).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52933) filed with the Securities and Exchange Commission on November 26, 2007).

3.3
Articles of Merger effecting name change filed with the Office of Secretary of State of Delaware on July 25, 2008 (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

4.1
Form of Warrant dated January 3, 2007 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form 10-SB (File No. 000-52933) filed with the Securities and Exchange Commission on November 26, 2007).

10.1
Registration Rights Agreement dated July 25, 2008 entered into by and between the Registrant and Shareholders (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.2
Share and Warrant Cancellation Agreement dated July 25, 2008 entered into by and between the Registrant and Shareholders (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.3
Form of 2008 Employment Agreement dated December 2008 entered into with executive officers indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.4
Form of 2007 Employment Agreement dated December 2007 entered into with executive officers indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.5
Land Purchase Contract dated November 24, 2003 entered into by and between Haoran Industrial Company, Huicheng District, Huizhou City; HuiZhou NIVS AUDIO & VIDEO TECH CO., LTD.; and Shuikou County Real Estate Development Corporation (translated to English) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.6
Supplementary Agreement dated December 19, 2003 to Land Purchase Contract entered into by and between Haoran Industrial Company, Huicheng District, Huizhou City; HuiZhou NIVS AUDIO & VIDEO TECH CO., LTD.; and Shuikou County Real Estate Development Corporation (translated to English) (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.7
Loan Contract between Huizhou NIVS Audio & Video Technology Co., Ltd. and Nanyang Commercial Bank, Guangzhou Branch dated July 17, 2007 (translated to English) (incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.8
Loan Contract between Huizhou NIVS Audio & Video Technology Co., Ltd. and Agricultural Bank of China, Huizhou Branch dated September 3, 2007 (translated to English) (incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.9
Notice of Credit Approval for Huizhou NIVS Audio & Video Technology CO., LTD from China Construction Bank, Guangdong Province Branch dated September 12, 2007 (translated to English) (incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

10.10
Intellectual Property Assignment Agreement dated July 18, 2008 entered into by and between NIVS (Huizhou) Audio & Video Tech. Co., Ltd. and Tianfu Li (Schedule A translated to English) (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-153005) filed with the Securities and Exchange Commission on August 13, 2008).

10.11
Form of Subscription Agreement dated July 25, 2008 and August 12, 2008 between investors and the Registrant (incorporated by reference from Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-153005) filed with the Securities and Exchange Commission on August 13, 2008).

10.12
Form of Common Stock Purchase Agreement dated January 3, 2007 (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form 10-SB (File No. 000-52933) filed with the Securities and Exchange Commission on November 26, 2007).

10.13
Form of Warrant Purchase Agreement dated January 3, 2007 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form 10-SB (File No. 000-52933) filed with the Securities and Exchange Commission on November 26, 2007).

10.14
Debt Repayment and Set-Off Agreement dated November 28, 2008, by and between the Registrant, Niveous Holding Company Limited, NIVS (HZ) Audio & Video Tech Company Limited, NIVS International (H.K.) Limited, NIVS (HZ) Audio & Video Tech Company Limited Shenzhen Branch, Tianfu Li, NIVS Investment (SZ) Co., Ltd., Zhongkena Technology Development, Xentsan Technology (SZ) Co., Ltd., Korea Hyundai Light & Electric (Int’l) Holding, NIVS Information & Technology (HZ) Co., Ltd., and Hyundai Light & Electric (HZ) Co., Ltd. (incorporated by reference from Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-153005) filed with the Securities and Exchange Commission on December 5, 2008).

10.15
Amendment No. 1 to the Debt Repayment and Set-Off Agreement dated December 22, 2008, by and between the Registrant, Niveous Holding Company Limited, NIVS (HZ) Audio & Video Tech Company Limited, NIVS International (H.K.) Limited, NIVS (HZ) Audio & Video Tech Company Limited Shenzhen Branch, Tianfu Li, NIVS Investment (SZ) Co., Ltd., Zhongkena Technology Development, Xentsan Technology (SZ) Co., Ltd., Korea Hyundai Light & Electric (Int’l) Holding, NIVS Information & Technology (HZ) Co., Ltd., and Hyundai Light & Electric (HZ) Co., Ltd. (incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-153005) filed with the Securities and Exchange Commission on December 24, 2008).

10.16
Agreement to Convert Debt into Equity dated December 24, 2008, by and between the Registrant, Niveous Holding Company Limited, NIVS (HZ) Audio & Video Tech Company Limited, NIVS International (H.K.) Limited, and Tianfu Li (incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-153005) filed with the Securities and Exchange Commission on December 24, 2008).

10.17
Employment Agreement dated January 16, 2009 entered into by and between the Registrant and Simon Zhang (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2009).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____

**
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

INDEX

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 – F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-30

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NIVS Intellimedia Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of  NIVS Intellimedia Technology Group, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NIVS Intellimedia Technology Group, Inc. and Subsidiaries at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 24, 2009

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NIVS Intellimedia Technology Group, Inc. (Formerly SRKP 19, Inc.)

We have audited the condensed Parent Only balance sheet of NIVS IntelliMedia Technology Group, Inc. as of December 31, 2008 and 2007 and the related condensed Parent Only statements of operations and cash flows for the year ended December 31, 2008 and the period January 3, 2007 (inception) to December 31, 2007 included in Footnote 26 to the Consolidated Financial Statements of NIVS IntelliMedia Technology Group, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of NIVS IntelliMedia Technology Group, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period January 3, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 24, 2009

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In US Dollars)

	December 31,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$461,504	$1,438,651
Short-term investment, marketable securities	-	10,061
Trade receivables, net (Note 3)	20,364,356	4,510,833
VAT refundable	1,094,090	-
Inventories, net (Note 6)	11,279,832	17,347,370
Restricted cash (Note 13)	11,681,595	1,983,247
Prepaid expenses and deposits	81,690	18,585
Total current assets	44,963,067	25,308,747
Property and equipment, net (Note 8)	56,331,487	46,624,502
Advances to suppliers (Note 4)	15,286,028	14,391,650
Intangible assets, net (Note 9)	2,343,383	2,228,974
Total Assets	$118,923,965	$88,553,873

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable – trade	$2,020,363	$14,560,824
Customer deposit (Note 10)	1,393,171	2,454,761
Accrued liabilities and other payable	1,441,922	490,142
Various taxes payable	470,860	187,711
Short-term loans (Note 11)	35,871,715	28,645,571
Current portion of long-term bank loan payable (Note 12)	-	4,455,656
Wages payable	800,744	608,222
Bank notes payable (Note 13)	18,849,201	6,399,693
Corporate tax payable	2,744,518	1,725,765
Total current liabilities	63,592,494	59,528,345
Due to stockholder (Note 14)	7,842,780	11,008,770
Total Liabilities	71,435,274	70,537,115

Minority interest	1,099,240	620,131

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none outstanding at December 31, 2008 and 2007 (Note 1)	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
36,855,714 and 27,546,667 shares issued and outstanding at
December 31, 2008 and 2007, respectively (Note 1)	3,686	2,755
Additional paid-in capital	12,663,513	755,803
Accumulated other comprehensive income	3,960,012	2,122,612
Statutory surplus reserve fund (Note 16)	3,568,869	1,278,764
Retained earnings (unrestricted)	26,193,371	15,450,063
Due from related parties (Note 7)	-	(2,213,370)
Total Stockholders' Equity	46,389,451	17,396,627
Total Liabilities and Stockholders' Equity	$118,923,965	$88,553,873

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In US Dollars)

	For the Year Ended
	December 31,
	2008	2007	2006

Revenue	$143,630,679	$77,626,516	$37,735,401
Other Sales	414,968	516,415	53,369
Cost of Goods Sold	(109,762,476)	(58,864,342)	(28,072,683)
Gross Profit	34,283,171	19,278,589	9,716,087

Selling Expenses	5,376,083	3,269,414	1,792,123

General and administrative
Amortization	68,788	62,175	59,178
Depreciation	337,445	327,575	299,515
Bad debts	2,531,479	473,218	132,772
Merger cost	1,785,696	-	-
Stock-based compensation (Note 22)	765,000	-	-
Other general and administrative (Note 15)	3,171,458	2,548,047	1,126,161
Total General and administrative	8,659,866	3,411,015	1,617,626
Research and development	1,737,323	373,472	417,284
Total operating expenses	15,773,272	7,053,901	3,827,033
Income from operations	18,509,899	12,224,688	5,889,054

Other income (expenses)
Government grant	31,713	28,138	-
Gain on disposal of assets	-	-	1,225,738
Write-down of inventory	(131,837)	(105,106)	-
Interest income	91	234,655	18,785
Interest expense	(2,208,051)	(1,791,490)	(862,817)
Imputed interest	(656,167)	(526,428)	(125,024)
Sundry income (expense), net	(51,714)	(111,405)	(56,111)
Total other income (expenses)	(3,015,965)	(2,271,636)	200,571

Income before minority interest and income taxes	15,493,934	9,953,052	6,089,625
Income taxes	(2,031,031)	(1,268,963)	(752,552)
Minority interest	(429,490)	(217,569)	(134,789)

Net Income	$13,033,413	$8,466,520	$5,202,284

Basic earnings per share	$0.41	$0.31	$0.19
Diluted earnings per share	$0.41	$0.31	$0.19

Basic weighted average shares outstanding	31,553,197	27,546,667	27,546,667
Diluted weighted average shares outstanding	31,967,040	27,546,667	27,546,667

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006
(In US Dollars)

					Accumulated
			Additional	Statutory	Other	Retained	Due from	Total
	Capital Shares		Paid-in	Reserve	Comprehensive	Earnings	Related	Stockholders'	Comprehensive
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Parties	Equity	Income
Balance at December 31, 2005	27,546,667	$2,755	$104,351	$-	$70,169	$3,060,022	$(855,684)	$2,381,613
Allocation of retained earnings to statutory reserve fund	-	-	-	522,058	-	(522,058)	-	-
Imputed interest allocated	-	-	125,024	-	-	-	-	125,024
Due from related parties	-	-	-	-	-	-	(6,159,334)	(6,159,334)
Foreign currency translation adjustment	-	-	-	-	369,519	-	-	369,519	$369,519
Net income for the year	-	-	-	-	-	5,202,285	-	5,202,285	5,202,285
Comprehensive income	-	-	-	-	-	-	-	-	$5,571,804
Balance at December 31, 2006	27,546,667	2,755	229,375	522,058	439,688	7,740,249	(7,015,018)	1,919,107
Allocation of retained earnings to statutory reserve fund	-	-	-	756,706	-	(756,706)	-	-
Imputed interest allocated	-	-	526,428	-	-	-	-	526,428
Due from related parties	-	-	-	-	-	-	4,801,648	4,801,648
Foreign currency translation adjustment	-	-	-	-	1,682,924	-	-	1,682,924	$1,682,924
Net income for the year	-	-	-	-	-	8,466,520	-	8,466,520	8,466,520
Comprehensive income	-	-	-	-	-	-	-	-	$10,149,444
Balance at December 31, 2007	27,546,667	2,755	755,803	1,278,764	2,122,612	15,450,063	(2,213,370)	17,396,627
Retain of 2,340,000 shares by original SRKP 19, Inc. stockholders prior to reverse merger	2,340,000	234	(234)	-	-	-	-	-
Issuance of 6,544,047 shares at $1.80 in private placement occurred in July 2008	6,544,047	654	11,778,631	-	-	-	-	11,779,285
Financing cost related to private placement	-	-	(1,291,811)	-	-	-	-	(1,291,811)
Issuance of 425,000 shares at $1.80 to investor relations company as part of service fee	425,000	43	764,957	-	-	-	-	765,000
Allocation of retained earnings to statutory reserve fund	-	-	-	2,290,105	-	(2,290,105)	-	-
Imputed interest allocated	-	-	656,167	-	-	-	-	656,167
Due from related parties	-	-	-	-	-	-	2,213,370	2,213,370
Foreign currency translation adjustment	-	-	-	-	1,837,400	-	-	1,837,400	$1,837,400
Net income for the year	-	-	-	-	-	13,033,413	-	13,033,413	13,033,413
Comprehensive income	-	-	-	-	-	-	-	-	$14,870,813
Balance at December 31, 2008	36,855,714	$3,686	$12,663,513	$3,568,869	$3,960,012	$26,193,371	$-	$46,389,451

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In US Dollars)

	For the Year Ended
	December 31,
	2008	2007	2006

Cash Flows From Operating Activities
Net income	$13,033,413	$8,466,520	$5,202,284
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Minority interest	416,488	217,569	134,789
Bad debts	2,531,479	473,218	132,772
Depreciation	4,887,386	1,169,319	1,509,792
Amortization	68,788	62,175	59,178
Imputed interest	656,167	526,428	125,024
Stock-based compensation	765,000	-	-
Gain on disposal of assets	-	-	(360,738)
Write-down of inventory	131,837	105,106	-
Changes in operating assets and liabilities:
Account receivable-trade	(18,385,002)	(4,838,184)	1,432,386
Advance to suppliers for purchases	(894,378)	(14,113,861)	1,469,535
Prepaid expenses and deposits	(63,105)	38,265	(27,353)
Inventories, net	6,067,538	(15,908,385)	4,998,765
Restricted cash	(9,698,348)	(276,104)	(1,423,222)
VAT refundable	(1,094,090)	-	-
Accounts payable and accrued liabilities	(12,650,271)	12,402,518	(1,597,311)
Various taxes payable	283,149	(315,905)	859,607
Wages payable	192,522	436,329	68,051
Corporate tax payable	1,018,753	1,092,944	632,821
Net cash provided (used) by operating activities	(12,719,672)	(10,462,048)	13,216,380

Cash Flows From Investing Activities
Purchases of property and equipment	(13,113,744)	(14,823,986)	(13,176,257)
Increase (decrease) in construction in progress	(1,480,627)	-	13,850,078
Proceeds of disposal of fixed assets	-	-	(2,762)
Purchases of intangible assets	(28,830)	-	-
Refundable project investment paid	-	-	(12,762,642)
Due from related parties	2,213,370	4,801,648	(6,159,334)
Short-term investment, marketable securities	-	(650)	(1,973)
Net cash used by investing activities	(12,409,831)	(10,022,988)	(18,252,890)

Cash Flows From Financing Activities
Increase (decrease) in loans payable	3,230,239	15,985,886	1,829,132
Increase (decrease) in notes payable	12,744,638	(145,438)	3,321,680
Capital lease payable	-	(61,669)	(148,643)
Net proceeds from private placement	10,487,474	-	-
Due to shareholder	(3,165,990)	4,916,614	(758,643)
Net cash provided by financing activities	23,296,361	20,695,393	4,243,526
Effect of exchange rate changes on cash	855,995	668,904	328,670
Net increase in cash and cash equivalents	(977,147)	879,261	(464,314)
Cash and cash equivalents, beginning of year	1,438,651	559,390	1,023,704
Cash and cash equivalents, end of year	$461,504	$1,438,651	$559,390

Supplemental disclosure information:
Interest expense paid	$2,208,051	$1,791,490	$862,817
Income taxes paid	$2,031,031	$1,268,963	$752,552
Non cash investing and financing activities:
Exchange of investment for equipment (Note 5)	$-	$12,824,623	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Niveous was incorporated in British Virgin Islands (BVI) on October 31, 2003.  As at December 31, 2008, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

In April, 2004, Niveous acquired 97.5% of ownership of NIVS (HZ) Audio & Video Tech Company Limited (“NIVS PRC”) from its original shareholders.  NIVS PRC is the main operating company located in Huizhou, PRC.  It engages in research, development, production, marketing and sales of audio and video electronic equipment for domestic and international markets.  As at December 31, 2008, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In April, 2005, Niveous acquired 100% of ownership of NIVS International (H.K.) Limited (“NIVS HK”) under an ownership transfer agreement.  NIVS HK is a holding company incorporated in November 2004 in Hong Kong, PRC with the original sole shareholder Mr. Li Tianfu.  Pursuant to the transfer agreement, Niveous paid Mr. Li Tianfu 1M HKD for the ownership transfer.

In February 2006, NIVS PRC established a branch company NIVS (HZ) Audio & Video Tech Company Limited Shenzhen Branch (“NIVS Shenzhen”) located in Shenzhen, PRC.  NIVS Shenzhen is currently performing sales and marketing for the Company’s products.

In November 2007, Niveous entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to NIVS HK.  After the restructuring, NIVS PRC became a subsidiary of NIVS HK.  As at December 31, 2007, NIVS HK and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, NIVS HK entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to Niveous.  Pursuant to the agreement, Niveous paid NIVS HK 50M HKD to NIVS HK. After the restructuring, NIVS PRC became a subsidiary of Niveous.  As a result, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, NIVS USA, formerly known as SRKP 19, Inc., entered into entered into a share exchange agreement with Niveous and all of the shareholders of Niveous. Pursuant to the exchange agreement, as amended (the “Exchange Agreement”), NIVS USA agreed to issue an aggregate of 27,546,667 shares of its common stock in exchange for all of the issued and outstanding securities of Niveous (the “Share Exchange”).The Share Exchange closed on July 25, 2008. Upon the closing of the Share Exchange, NIVS USA issued an aggregate of 27,546,667 shares of its common stock to the shareholders of Niveous and their designees in exchange for all of the issued and outstanding securities of Niveous. Immediately after the closing of the Share Exchange, NIVS USA changed its corporate name from “SRKP 19, Inc.” to “NIVS IntelliMedia Technology Group, Inc.” For accounting purposes, the Share Exchange was treated as a reverse acquisition.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Concurrently with the close of the Share Exchange, NIVS USA conducted an initial closing of a private placement transaction pursuant to which NIVS USA sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, NIVS USA conducted a second andfinal closing of the private placement pursuant to which NIVS USA sold an aggregate of 1,304,587 shares of common stock at $1.80 per share, for gross proceeds of approximately $2.3 million. Accordingly, NIVS USA sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of $11.8 million. WestPark Capital, Inc., the placement agent for the private placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. NIVS USA agreed to file, and did file, a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share Exchange.

NIVS USA and its subsidiaries–Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen—shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006.

       b.      Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions have been eliminated in consolidation.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       f.      Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

In estimating the collectability of accounts receivable the company analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Building	38 years
Machinery and Equipment	10 years
Molds	8 years
Electronic Equipment	5 years
Leasehold Improvements	5 years
Office and Other Equipment	5 years
Automobiles	5 years

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

       l.      Revenue recognition

The Company generates revenues from the sales of audio and video electronic products and subcontracting activities. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       n.      Research and development costs

Research and development costs are expensed to operations as incurred.  The Company spent $1,737,323, $373,472 and $417,284, on direct research and development efforts in the years ended December 31, 2008, 2007, and 2006, respectively.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2006	7.79750	7.96369
Year ended December 31, 2007	7.29410	7.59474
Year ended December 31, 2008	6.81710	6.93722

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2006	7.77665	7.76759
Year ended December 31, 2007	7.80214	7.80153
Year ended December 31, 2008	7.74960	7.78634

       q.      Customer deposit

The customer deposits are recorded as liability when the Company receives it and recognized as revenue after the total amount is paid off upon the delivery of the products.

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

         s.     Recently issued accounting pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132(R)-1 does not change the accounting treatment for postretirement benefits plans. The adoption of FSP 132(R)-1 will change disclosures treatment for Postretirement Benefit Plan Assets on a prospective basis beginning in the first quarter of fiscal year 2009.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have adopted SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated results of operations or financial position.

        t.     Recently adopted accounting pronouncements

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,
	2008	2007
Accounts receivable	$23,742,433	$5,239,098
Allowance for doubtful accounts	(3,378,077)	(728,265)
Accounts receivable, net	$20,364,356	$4,510,833

The change of the allowance for doubtful debts between the reporting periods, as of December 31, 2008 and 2007, is displayed as follows:

	December 31,
	2008	2007
Beginning balance	$(728,265)	$(220,334)
Provision/Reversal during the period	(2,531,479)	(473,218)
Exchange rate effect	(118,332)	(34,713)
Ending balance	$(3,378,076)	$(728,265)

NOTE 4 – ADVANCES TO SUPPLIERS

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchase. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection. The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the agreements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the years ended December 31, 2008 and 2007.

For the fiscal year ended December 31, 2008, four suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 24%, 24%, 19% and 12%, respectively. Total purchases of each supplier in 2008 accounted for approximately, 19%, 0%, 0% and 6%, respectively. Those two suppliers with zero purchases in 2008 were the main suppliers of raw materials related with the Company’s IPTV products (see Note 5). The Company made cash advances in November and December 2008 and raw materials were shipped in February 2009.

For the fiscal year ended December 31, 2007, two suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 45% and 19%, respectively. Total purchases of each supplier in 2008 accounted for approximately 6% and 13%, respectively.

NOTE 5 – IPTV PROJECT INVESTMENT

In 2005, NIVS Investment (SZ) Co., Ltd., an affiliated company, signed an investing agreement with Wanlizhou Electronics Limited (“Wanlizhou”). Pursuant to the agreement, NIVS Investment (SZ) Co., Ltd and Wanlizhou will jointly develop a project named “IPTV for Residential Areas”. In the same year, the NIVS Investment (SZ) Co., Ltd injected RMB 100,000,000 to fund this project.

In the year of 2006, the Company signed an investing agreement with NIVS Investment (SZ) Co., Ltd., pursuant to the agreement, NIVS Investment (SZ) Co., Ltd. will transfer all its investment in the IPTV project to the Company for a reduction of RMB 100,000,000 (converted to US$12,824,623 as at 2006 year-end rate 7.79750:1) balance from the balance of the “Due from related parties – NIVS Investment (SZ) Co., Ltd.” account.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 – IPTV PROJECT INVESTMENT (continued)

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

The balances of the project investment account for the year ended December 31, 2008 and 2007 are listed below:

	December 31,
	2008	2007
Refundable project investment paid	$-	$-

NOTE 6 – INVENTORY

Inventory includes raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventory consists of the following:

	December 31,
	2008	2007
Raw material	$10,692,030	$15,965,784
Finished goods	828,700	1,486,977
Reserve for obsolete inventory	(240,898)	(105,391)
Inventory, net	$11,279,832	$17,347,370

The change of the reserve for obsolete inventory between the reporting periods, as of December 31, 2008 and 2007, is displayed as follows:

	December 31,
	2008	2007
Beginning balance	$(105,391)	$(5,130)
Provision/Reversal during the period	(131,837)	(105,106)
Foreign exchange adjustment	(3,670)	4,845
Ending balance	$(240,898)	$(105,391)

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 – DUE FROM RELATED PARTIES

Due from related parties consist of the following:

	December 31,
	2008	2007
NIVS Investment (SZ) Co., Ltd.	$-	$773,234
Zhongkena Technology Development	-	380,470
Xentsan Technology (SZ) Co., Ltd.	-	356,452
Hyundai Lighting & Electronic (Int'l) Holding	-	703,214
Total	$-	$2,213,370

Amounts owed to the Company from Zhongkena Technology Development and Korea Hyundai Light & Electric (Int’l) Holding represent unsecured working capital loans that were due on demand.  The rest of the above loans to related parties as specified above were for the purpose of temporary funding in business operation. These funding transactions were unsecured and without fixed maturity dates. Such transactions were borrowed and repaid frequently. Normally, it was agreed that the loan amounts were to be paid back to the Company within three to six months from the date of the loan transaction. All amounts have been repaid in full as of December 31, 2008.

As presented in the statements of cash flows statements, the loan transactions with the related parties are classified as investing activity in accordance with paragraphs 16a and 17a of SFAS 95 as the related parties are not owners of the Company as described paragraph 18 of SFAS 95 since the entities do not own equity in the Company. In addition, Mr. Li, from July 2008, has not owned any part of Hyundai Light & Electric (Int l) Holding Limited, and Mr. Li has never had any ownership interest of the supplier of Hyundai Light & Electric (Int l) Holding Limited that was the holder of the note.

On March 12, 2008, the Company entered into a note agreement to lend Hyundai Light and Electric (HZ) Co Ltd.’s supplier 38,474,900RMB. The note had an interest rate of 1.5% per month and was set to mature in four months from the date of the note. The note was guaranteed by Hyundai Light and Electric (HZ) Co Ltd. If the note was not repaid on time, a penalty of 0.5% was to be assessed on the total note amount. On June 16, 2008, a supplemental agreement was signed by the parties to amend the note’s maturity date to December 31, 2008. As described below, the Company received repayment for the note principal from Hyundai Electric and Light (HZ) Co Ltd on November 24, 2008 in the amount of RMB 38,039,000. On November 28, 2008, the Company received the payment of interest in the amount of RMB 3,719,611 paid in full.

On November 24, 2008, the note due to the Company was repaid in full by Hyundai Light and Electric (HZ) Co Ltd. Furthermore, on November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Repayment Agreement”) with Mr. Li and each of NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to the Company and the Company agreed to repay $996,567 of the debt that it owed to Mr. Li.

Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of US$8,839,347 owed to Mr. Li (the “Li Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of US$996,567 owed to the NIVS Group (the “Related Companies’ Debt”), with US$996,567 owed by Korea Hyundai Light & Electric (Int'l) Holding. The loans were unsecured with no fixed repayment date. Pursuant to the Repayment Agreement, the Related Companies’ Debt of US$996,567 was repaid in full by set-off against the Li Debt of US$8,839,347 such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt was no longer outstanding and neither Mr. Li nor any of the Related Companies owed the NIVS Group any loan amount. Moreover, after the repayments under the Repayment Agreement, the Company’s remaining debt owed to Mr. Li was $7,842,780.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 – DUE FROM RELATED PARTIES (continued)

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

Prior to July 18, 2008, Korea Hyundai Light & Electric (Int’l) Holding Limited owned 100% of Hyundai Light & Electric (HZ) Co., Ltd., and Mr. Li owned 100% Korea Hyundai Light & Electric (Int’l) Holding Limited. On July 18, 2008, Mr. Li sold his 100% ownership in Korea Hyundai Light & Electric (Int’l) Holding Limited to China Intelligent Electronic Holding Company Limited., which is now 100% owned by Ms. Jin Xiang Ying. Ms Jin Xiang Ying is an individual who is not related to Mr. Li or the NIVS Groups. After the transfer, Mr. Li is no longer a director of Korea Hyundai Light & Electric (Int’l) Holding Limited and Hyundai Light & Electric (HZ) Co., Ltd. Mr. Li's sister, Ms. Li Xue Mei, is an executive director and general manager of Hyundai Light & Electric (HZ) Co., Ltd.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8–PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2008	2007
Building	$16,656,779	$15,567,497
Molds	28,712,602	26,834,921
Machinery and equipment	14,452,170	5,762,197
Electronic, office and other equipment	1,869,063	590,063
Automobiles	1,215,387	844,218
Construction in progress	1,506,717	-
Accumulated depreciation	(8,081,231)	(2,974,394)
Property and equipments, net	$56,331,487	$46,624,502

The depreciation expenses are $4,887,386, $1,169,319, and $1,509,792 in the years ended December 31, 2008, 2007 and 2006, respectively, and is:

	December 31,
	2008	2007	2006
Cost of sales	$4,418,823	$681,653	$1,195,576
Selling expenses	131,118	160,091	14,701
Operating expense	337,445	327,575	299,515
Total	$4,887,386	$1,169,319	$1,509,792

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2008	2007
Land use rights	$2,757,770	$2,577,423
Computer software use rights	4,824	4,509
Trademark	29,338	-
Accumulated amortization	(448,549)	(352,958)
Intangible assets, net	$2,343,383	$2,228,974

The amortization expense is $68,788, $62,175 and $59,178 in the years ended December 31, 2008, 2007 and 2006, respectively, and is:

	December 31,
	2008	2007	2006
General and administrative expense	$68,788	$62,175	$59,178

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10 – CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In their agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to rework, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the years ended December 31, 2008, 2007 and 2006 the Company had no costs related to a contract breach or product quality issue.

For the year ended December 31, 2008, two customers accounted for more than 10% of the customer deposit and each accounted approximately 26% and 12%. Total sales to each customer in 2008 accounted for approximately 1% and 4% of total sales, respectively.

For the year ended December 31, 2007, three customers each accounted for approximately 10% of the customer deposit. Only one customer accounted for approximately 5% of total sales, and other two customers accounted for less than 1%.

NOTE 11 – SHORT-TERM LOANS

Short-term loans consist of the following:

	December 31,
	2008	2007
Construction Bank	$19,495,158	$12,326,110
Defutai Bank	2,175,207	2,023,773
Agricultural Bank	-	4,590,011
Nanyian Bank	6,683,487	7,421,509
Henshen Bank	-	541,664
Development Bank	5,757,583	1,742,504
Pufa Bank	1,760,280	-
	$35,871,715	$28,645,571

The above outstanding short term loans are used primarily for general working capital purposes. The others are recurring bank loans which carry annual interest rates of 4.87%~8.76% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights.

The annual interest rates are shown as follows:

	December 31,
	2008	2007
Construction Bank	6.84%	6.84%
Defutai Bank	4.92%	4.92%
Agricultural Bank	7.20%	7.20%
Nanyian Bank	6.84%	6.84%
Henshen Bank	-	8.76%
Development Bank	6.48%	6.48%
Dongya Bank	6.48%	-
Defutai Bank	5.08%	-

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 12 – LONG-TERM BANK LOAN

Long-term bank loans consist of the following:

	December 31,
	2008	2007
Shenzhen Pinan Bank,	$-	$3,084,685
starting 12/08/84 for 30 months, 1 year renewable at maturity,
7.85% per annum, secured by land-use rights, plant and buildings

Agricultural Bank of China	-	1,370,971
starting 09/26/05 for 2 years, 1 year renewable at maturity,
5.76% per annum, secured by buildings
	$-	$4,455,656

NOTE 13 – RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	December 31,
	2008	2007
Shenzhen Pingan Bank	$-	$4,112,913
Shenzhen Development Bank	10,336,605	2,286,780
Construction Bank	8,512,596	-
	$18,849,201	$6,399,693

The bank notes have no interest bearing.  Additionally, the bank charges a ½ of 1 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	December 31,
	2008	2007
Construction Bank	$1,753,433	$-
Shenzhen Development Bank	9,923,397	749,373
Shenzhen Pingan Bank	4,765	1,233,874
	$11,681,595	$1,983,247

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14- DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	December 31,
	2008	2007
Due to Mr. Li Tianfu	$7,842,780	$11,880,770

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

	December 31,
	2008	2007	2006
Imputed interest	$656,167	$526,428	$125,024

On November 28, 2008, the Company and its subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Repayment Agreement”) with Mr. Li and each of NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  Pursuant to the Agreement, as it was amended on December 22, 2008, each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to the Company and the Company agreed to repay $996,567 of the debt that it owed to Mr. Li.

Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of $8,839,347owed to Mr. Li (the “Li Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of $996,567 owed to the NIVS Group (the “Related Companies’ Debt”), with $996,567 owed by Korea Hyundai Light & Electric (Int'l) Holding.  The loans were unsecured with no fixed repayment date. Pursuant to the Repayment Agreement, the Related Companies’ Debt of $996,567 was repaid in full by set-off against the Li Debt of $8,839,347 such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt was no longer outstanding and neither Mr. Li nor any of the Related Companies owed the NIVS Group any loan amount.  Moreover, after the repayments under the Repayment Agreement, the Company’s remaining debt owed to Mr. Li was $7,842,780.

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

On December 24, 2008, the Company entered into an agreement with Mr. Li pursuant to which the outstanding debt of  that the Company owed to Mr. Li will be converted into shares of the Company’s common stock.  According to the agreement, the shares will be issued upon the closing of the Company’s public offering, which closed in March 2009.  The number of shares that the Company issued to Mr. Li was equal to the debt amount of approximately $7,842,000 divided by the offering price of the public offering.  Based on the offering price for the Company’s offering of $3.50 per share, the Company issued 2,240,493 shares of common stock to Mr. Li.  After giving effect to the conversion, the debt owed to Mr. Li was no longer outstanding and the Company does not have any outstanding debt owed to Mr. Li.  As a result of the conversion, the number of shares that Mr. Li beneficially owned increased from 12,204,667 shares to 14,445,160 shares.  This represented a 3.3% increase of Mr. Li’s ownership of the Company’s outstanding shares of common stock from 33.1% to 36.4%.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14- DUE TO SHAREHOLDER (continued)

As presented in the statements of cash flows statements, the cash payments directly to and from Mr. Li, as the Company s largest shareholder, are classified as financing activities pursuant to paragraph 18 of SFAS 95, which provides that financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed.

NOTE 15- OTHER GENERAL AND ADMINISTRATIVE

For the years ended December 31, 2008 and 2007, the amount of other general and administrative expenses mainly composed of the following:

	December 31,
	2008	2007	2006
Audit and accounting	$43,732	$75,000	$119,326
Legal fee	18,543	-	7,534
Office expenses	1,741,415	984,600	579,754
Salary and wages	991,636	1,022,154	295,846
Consulting	65,552	202,534	48,614
Utilities	126,753	93,456	29,682
Others	183,827	170,303	45,405
	$3,171,458	$2,548,047	$1,126,161

NOTE 16- STATUTORY RESERVES

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

NOTE 17- INCOME TAX

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

The provision for taxes on earnings consisted of:

	December 31,
	2008	2007	2006
Current income taxes expenses:
PRC Enterprises Income Tax	$2,031,031	$1,268,963	$752,552
United States Federal Income Tax	-	-	-
Total	$2,031,031	$1,268,963	$752,552

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17- INCOME TAX (continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	December 31,
	2008	2007	2006
U.S. statutory rate	34%	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%	-34%
PRC preferential enterprise income tax rate	24%	24%	24%
Tax holiday and relief granted to the Subsidiary	-12%	-12%	-12%
Provision for income tax	12%	12%	12%

On March 16, 2007, the Chinese government produced a new set of revised tax laws, the Enterprise Income Tax law (“EIT Law”) that took effect January 1, 2008.

The EIT Law introduced the uniform enterprise income tax (EIT) rate and set out general rules on taxable income, income tax payable, preferential tax treatment, withholding at sources, special tax adjustment, tax assessment and collection administration. The EIT Law replaced the Income Tax Law for Foreign Invested Enterprises and Foreign Enterprises.

The Company is currently evaluating the effect of the EIT Law on its financial position and results of operations.

NOTE 18- COMMITMENTS AND CONTINGENCIES

Minimum Lease Payments

The Company and its subsidiaries have entered into several tenancy agreements for the lease of factory premises and staff quarters. The Company’s commitment for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter is as follows:

Year Ending December 31,
2009	$179,093
2010	179,093
2011	132,205
2012	41,483
$531,874

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations.  There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Any purchasers of the Company’s common stock could lose their entire investment should uninsured losses occur.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 19- OPERATING RISK

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

NOTE 20- CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at December 31, 2008 and 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

In 2008, no customer accounted for more than 10% of the Company’s total net sales of the year. In 2007, one customer accounted for more than 10% of the Company’s total net sales of the year. In 2006, two customers accounted for sales that represented 17% and 16%, respectively, of the Company’s total net sales of the year.

NOTE 21- SEGMENT INFORMATION

The segment information for revenue is as follows:
		December 31,
		2008	2007	2006
Standard audio and video equipment	China	$86,266,936	$41,603,534	$16,598,375
	Europe	4,130,756	9,250,213	4,376,525
	North America	1,423,100	166,671	-
	Other Asian Countries	20,276,620	18,632,732	14,859,436
	South America	3,164,052	2,015,198	1,346,623
	Other Countries	241,241	-	-
Intelligent audio and video equipment	China	14,444,163	1,912,726	-
	Europe	356,765	-	-
	North America	141,620	2,435,253	-
	Other Asian Countries	3,110,701	-	-
Other audio and video equipment	China	10,074,725	1,610,189	554,443
Total		$143,630,679	$77,626,516	$37,735,402

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 22- STOCK-BASED COMPENSATION

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

NOTE 23- EARNINGS PER SHARE

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	December 31,
	2008	2007	2006
Net income	$13,033,413	$8,466,520	$5,202,284
Denominator:
Basic weighted-average shares outstanding	31,553,197	27,546,667	27,546,667
Effect of dilutive warrants	413,843
Basic weighted-average shares outstanding	31,967,040	27,546,667	27,546,667
Net income per share:
Basic	$0.41	$0.31	$0.19
Diluted	$0.41	$0.31	$0.19

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 24- UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$42,582,316	$49,411,468	$24,860,574	$26,776,321	$143,630,679
Operating Income	3,860,406	5,830,170	4,463,915	4,355,408	18,509,899
Net Income	1,934,659	4,563,188	3,285,513	3,250,053	13,033,413
Net Income Per Share
Basic	0.05	0.13	0.12	0.12	0.41
Diluted	0.05	0.13	0.12	0.12	0.41

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	Total
Revenues	$26,966,317	$16,730,346	$17,561,852	$16,368,001	$77,626,516
Operating Income	5,747,517	2,169,331	1,850,634	2,457,206	12,224,688
Net Income	4,416,767	1,433,133	1,078,842	1,537,778	8,466,520
Net Income Per Share
Basic and Diluted	0.16	0.05	0.04	0.06	0.31

NOTE 25- SUBSEQUENT EVENTS

December 2008 Agreement to Convert Debt to Shares

On December 24, 2008, the Company and its subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt that the Company owed to Mr. Li would be converted into shares of the Company’s common stock.  According to the agreement, the shares would be issued upon the closing of the Company’s public offering.  The public offering closed on March 18, 2009 and the Company issued 2,240,493 shares of common stock to Mr. Li, which is equal to the debt amount of approximately $7.8 million divided by the offering price of the public offering, which was $3.50 per share.  As a result of the conversion of the debt into equity, the debt is no longer outstanding, and the Company does not have any outstanding debt owed to Mr. Li.  As a result of the shares issued in the debt conversion, the number of shares that Mr. Li beneficially owns increased from 12,204,667 shares to 14,445,160 shares, which represents an increase of Mr. Li’s ownership of the Company’s outstanding shares of common stock from 33.1% to 36.4%.

March 2009 Public Offering

In March 2009, the Company completed a public offering consisting of 550,000 shares of its common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  The Company’s shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.   The warrant also carries registration rights.

NOTE 26- CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of NIVS IntelliMedia Technology Group exceed 25% of the consolidated net assets of IntelliMedia Technology Group. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

NOTE 26- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
 (Dollars in Thousands)

	December 31,	December 31,
	2008	2007

ASSETS

Cash	$-	$1
Investment in subsidiaries, at equity in net assets	46,521	19,642
Total Assets	46,521	19,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to subsidiaries	132	-
Due to stockholders	-	32
Total Current Liabilities	132	32

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 36,885,714
and 27,546,667 shares issued and outstanding at December 31, 2008 and 2007	4	3
Additional Paid in Capital	12,663	756
Accumulated other comprehensive income	3,960	2,123
Statutory surplus reserve fund	3,569	1,279
Retained earnings (unrestricted)	26,193	15,450
Total Stockholders’ Equity (Deficit)	46,389	19,611
Total Liabilities and Shareholders' Equity	$46,521	$19,643

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 26- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
 (Dollars in Thousands)

	For the	January 3, 2007
	Year Ended	(Inception) to
	December 31,	December 31,
	2008	2007
Revenue	$-	$-

Merger cost	944	-
Other general and administrative	166	39
Total Expenses	1,110	39

Equity in undistributed income
of subsidiaries	14,143	8,506
Income before income taxes	14,143	8,467

Provision for income tax	-	-

Net income	$13,033	$8,467

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 26- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONSDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
 (Dollars in Thousands)

	For the	January 3, 2007
	Year Ended	(Inception) to
	December 31,	December 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$13,033	$8,467
Equity in undistributed income of subsidiaries	(14,143)	(8,506)
Increase in due to subsidiaries	132	-
Net Cash (Used) by Operating Activities	(978)	(39)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(9,478)	-
Net Cash (Used) by Investing Activities	(9,478)	-

Cash Flows from Financing Activities:
Advances from stockholders	-	32
Repayment to stockholders	(32)	-
Proceeds from issuance of shares	-	3
Proceeds from issuance of warrants	-	5
Net proceeds from private placement	10,488	-
Net Cash Provided by Financing Activities	10,456	40

Net increase/(decrease) in cash and cash equivalents	-	1
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$1