Form 10-Q
period 2009-03-31
NIVS IntelliMedia Technology Group, Inc.
filed 2009-05-19
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 40,675,347 as of May 12, 2009.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

INDEX

Part I. Financial Information

ITEM 1.                 FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$2,181,215	$461,504
Short-term investment, marketable securities	11,021	-
Trade receivables, net (Note 3)	18,607,892	20,364,356
VAT refundable	154,538	1,094,090
Inventories, net (Note 5)	16,756,860	11,279,832
Restricted cash (Note 10)	12,731,570	11,681,595
Prepaid expenses and deposits	356,462	81,690
Total current assets	50,799,558	44,963,067
Property and equipment, net (Note 6)	57,765,279	56,331,487
Advances to suppliers (Note 4)	11,957,095	15,286,028
Intangible assets, net (Note 7)	2,331,228	2,343,383
Total Assets	$122,853,160	$118,923,965

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable - trade	$2,317,269	$2,020,363
Customer deposit (Note 8)	188,077	1,393,171
Accrued liabilities and other payable	1,119,821	1,441,922
Various taxes payable	1,869,777	470,860
Short-term loans (Note 9)	34,982,857	35,871,715
Wages payable	449,729	800,744
Bank notes payable (Note 10)	20,166,697	18,849,201
Corporate tax payable	3,055,105	2,744,518
Total current liabilities	64,149,332	63,592,494
Due to shareholder (Note 11)	-	7,842,780
Total liabilities	64,149,332	71,435,274

Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholder equity
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, 0 shares outstanding at March 31, 2009
and December 31, 2008 (Note 1)	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 40,592,847 and 36,855,714 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively (Note 1)	4,059	3,686
Additional paid-in capital	21,513,357	12,663,513
Accumulated other comprehensive income	3,860,505	3,960,012
Statutory surplus reserve fund (Note 13)	3,568,869	3,568,869
Retained earnings (unrestricted)	28,561,838	26,193,371
Due from related parties (Note 7)	-	-
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	57,508,628	46,389,451
Noncontrolling interest	1,195,200	1,099,240
Total Equity	58,703,828	47,488,691

Total Liabilities & Equity	$122,853,160	$118,923,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In US Dollars)

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$29,256,728	$26,776,321
Other Sales	91,072	62,871
Cost of Goods Sold	(23,096,780)	(20,383,122)
Gross Profit	6,251,020	6,456,070

Selling Expenses	1,141,223	620,212

General and administrative
Amortization	17,445	16,500
Depreciation	81,270	95,480
Bad debts	-	452,301
Others general and administrative (Note 12)	1,142,915	761,397
Total general and administrative	1,241,630	1,325,678
Research and development	572,535	154,772
Total operating expenses	2,955,388	2,100,662
Income from operations	3,295,632	4,355,408

Other income (expenses)
Interest expense	(562,063)	(531,502)
Imputed interest	-	(190,139)
Sundry income (expense), net	9,981	15,733
Total other income (expenses)	(552,082)	(705,908)

Income before noncontrolling interest and income taxes	2,743,550	3,649,500
Income taxes (Note 14)	(313,955)	(505,513)

Net income	2,429,595	3,143,987

Net income attributable to the noncontrolling interest	(61,128)	(84,073)

Net income attributable NIVS IntelliMedia Technology Group, Inc.	$2,368,467	$3,059,914

Basic earnings per share - net income attributable to NIVS's common shareholders	$0.06	$0.11

Weighed-average shares outstanding, Basic	37,391,115	27,546,667

Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.06	$0.11

Weighed-average shares outstanding, Diluted	37,391,115	27,546,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity and Comprehensive Income
For The Three Months Ended March 31, 2009
(In US Dollars)
(Unaudited)

	NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
					Accumulated
			Additional	Statutory	Other	Retained		Total
	Common Stock		Paid-in	Reserve	Comprehensive	Earnings	Due from	Stockholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Related Parties	Equity	Interset	Income	Equity

Balance at December 31, 2008	36,855,714	$3,686	$12,663,513	$3,568,869	$3,960,012	$26,193,371	$-	$46,389,451	$1,099,240		$47,488,691

Sales of 550,000 shares at $3.50 in IPO, net of Issuance cost of $916,509	550,000	55	1,008,436	-	-	-	-	1,008,491			1,008,491

Issuance of 2,240,493 shares at $3.50 in exchange for "Li Debt"	2,240,493	224	7,841,502	-	-	-	-	7,841,726			7,841,726

Issuance of 946,640 shares upon exercise of 946,667 cashless warrants	946,640	94	(94)	-	-	-	-	-			-

Capital contributed from noncontrolling interest	-	-	-	-	-	-	-	-	37,383		37,383

Foreign currency translation adjustment	-	-		-	(99,507)	-	-	(99,507)	(2,551)	$(102,058)	(102,058)

Net income for the three months ended March 31, 2009 (Unaudited)	-	-	-	-	-	2,368,467	-	2,368,467	61,128	2,429,595	2,429,595

Comprehensive Income	-	-	-	-	-	-	-	-		$2,327,537	-

Due from related parties	-	-	-	-	-	-	-	-			-

Balance at March 31, 2009	40,592,847	$4,059	$21,513,357	$3,568,869	$3,860,505	$28,561,838	$-	$57,508,628	$1,195,200		$58,703,828

	For The Three Months Ended March 31,
	2009	2008

Net income	$2,429,595	$3,143,987

Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	(99,507)	1,249,836

Total other comprehensive income, net of tax	2,330,088	4,393,823

Comprehensive income

Comprehensive income attributable to the noncontrolling interest	(2,551)	32,047

Comprehensive income attributable to NIVS's common shareholders	$2,327,537	$4,425,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In US Dollars)

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net Income	$2,368,467	$3,250,053
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	61,128	84,073
Imputed interest	-	190,139
Bad debts	-	452,301
Depreciation	1,420,781	1,151,053
Amortization	17,445	16,500
Changes in operating assets and liabilities:
Account receivable-trade	1,756,464	(5,004,572)
Advance to suppliers for purchases	3,328,933	261,132
Prepaid expenses and deposits	(274,772)	(43,871)
Inventories, net	(5,477,028)	4,516,528
Restricted cash	(1,049,975)	(2,301,293)
VAT refundable	939,552	-
Accounts payable and accrued liabilities	(1,230,289)	(3,824,385)
Various taxes payable	1,398,917	892,713
Wages payable	(351,015)	(251,474)
Corporate tax payable	310,587	588,459
Net cash provided by operating activities	3,219,195	(22,644)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,919,384)	(2,805,059)
Purchases of intangible assets	(8,937)	-
Short-term investment, marketable securities	(11,021)	-
Net cash used in investing activities	(2,939,342)	(2,805,059)

Cash Flows From Financing Activities
Increase (decrease) in loans payable	(888,858)	(2,183,908)
Increase (decrease) in notes payable	1,317,496	5,613,234
Net proceeds of share issuance	1,008,436	-
	-	(827,287)
Due from related parties	-	472,668
Net cash provided by (used in) financing activities	1,437,074	3,074,707
Effect of exchange rate changes on cash	4,784	321,465
Net increase in cash and cash equivalents	1,719,711	568,468

Cash and cash equivalents, beginning of period	461,504	1,438,651
Cash and cash equivalents, end of period	$2,181,215	$2,007,120

Supplemental disclosure information:
Interest expense paid	$562,063	$531,502
Income taxes paid	$313,955	$505,513

Supplemental Financing Activities:
Exchange of Li debt for common shares	$(7,841,726)
Issuance of shares for warrant exercise	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Niveous was incorporated in British Virgin Islands (BVI) on October 31, 2003.  As at March 31, 2009, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

In April, 2004, Niveous acquired 97.5% of ownership of NIVS (HZ) Audio & Video Tech Company Limited (“NIVS PRC”) from its original shareholders.  NIVS PRC is the main operating company located in Huizhou, PRC.  It engages in research, development, production, marketing and sales of audio & video electronic equipment for the domestic and international markets.  As at March 31, 2009, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

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

In November 2007, Niveous entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to NIVS HK.  After the restructuring, NIVS PRC became a subsidiary of NIVS HK.  As at March 31, 2009, NIVS HK and Mr. Li Tianfu held 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, NIVS HK entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to Niveous.  Pursuant to the agreement, Niveous agreed to pay NIVS HK 50M HKD within three months. After the restructuring, NIVS PRC became a subsidiary of Niveous.  As a result, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, Niveous entered into entered into a share exchange agreement with SRKP 19, Inc., a Delaware corporation, and all of the shareholders of Niveous. Pursuant to the exchange agreement, as it was amended (the “Exchange Agreement”), and upon the closing of the Share Exchange on July 25, 2008, SRKP 19 issued an aggregate of 27,546,667shares of its common stock to the shareholders of Niveous and their designees in exchange for all of the issued and outstanding securities of Niveous. Immediately after the closing of the Share Exchange, SRKP 19 changed its corporate name from “SRKP 19, Inc.” to “NIVS IntelliMedia Technology Group, Inc.” For accounting purposes, the Share Exchange was treated as a reverse acquisition.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

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

Concurrently with the close of the Share Exchange, NIVS USA conducted an initial closing of a private placement transaction pursuant to which NIVS USA sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, NIVS USA conducted a second and final closing of the private placement pursuant to which NIVS USA sold an aggregate of 1,304,587 shares of common stock at $1.80 per share, for gross proceeds of approximately $2.3 million. Accordingly, NIVS USA sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of $11.8 million.  WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. NIVS USA. filed a registration statement covering the common stock sold in the Private Placement that was declared effective by the Securities and Exchange Commission ("SEC") in March 2009.

On December 24, 2008, NIVS USA entered into an agreement with Mr. Li pursuant to which the outstanding debt that it and its subsidiaries owed to Mr. Li would be converted into shares of NIVS USA common stock.  According to the agreement, the shares would be issued upon the closing of its public offering.  The public offering closed on March 18, 2009 and NIVS USA issued 2,240,493 shares of common stock to Mr. Li, which is equal to the debt amount of approximately $7.8 million divided by the offering price of public offering, which was $3.50 per share.  As a result of the conversion of the debt into equity, the debt is no longer outstanding, and NIVS USA and its subsidiaries do not have any outstanding debt owed to Mr. Li.  As a result of the shares issued in the debt conversion, the number of shares that Mr. Li beneficially owns increased from 12,204,667 shares to 14,445,160 shares.

In March 2009, NIVS USA completed a public offering consisting of 550,000 shares of common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  Shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.   The warrant also carries registration rights.

NIVS USA and its subsidiaries – Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008, respectively.

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

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and development costs are expensed to operations as incurred.  The Company spent $572,535 and $154,772, on direct research and development efforts in the three months ended March 31, 2009 and 2008, respectively.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2008	6.81710	6.93722
Three months ended March 31, 2009	6.82547	6.82547
Three months ended March 31, 2008	7.00220	7.15461

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Three months ended March 31, 2009	7.75014	7.75374
Three months ended March 31, 2008	7.77968	7.79423

q.	Customer deposit

The customer deposits are recorded as liability when the Company receives it and recognized as revenue after the total amount is paid off upon the delivery of the products.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

s.	Recently issued accounting pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’ consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

t.	Recently adopted accounting pronouncements

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Company does not complete any business combination in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

t.	Recently adopted accounting pronouncements (continued)

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

NOTE 3. TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	March 31,	December 31,
	2009	2008
Trade receivables	$21,980,670	$23,742,432
Allowance for doubtful accounts	(3,372,778)	(3,378,076)
Trade receivables, net	$18,607,892	$20,364,356

The change of the allowance for doubtful debts between the reporting periods, as of March 31, 2009 and December 31, 2008a is displayed as follows:

	March 31,	December 31,
	2009	2008
Beginning balance	$(3,378,076)	$(728,265)
Provision/Reversal during the period	-	(2,531,479)
Exchange rate effect	5,298	118,332
Ending balance	$(3,372,778)	$(3,378,076)

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 4. ADVANCES TO SUPPLIERS

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchase. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection:

The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the agreements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the year ended December 31, 2008 and three months ended March 31, 2009.

For the three months ended March 31, 2009, three suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 12%, 12% and 11%, respectively. Total purchases of each supplier in 2009 accounted for approximately, 20%, 7% and 0%, respectively. The supplier with zero purchases as of March 31, 2009 was the new supplier in 2009 and purchases occurred in April 2009.

For the fiscal year ended December 31, 2008, four suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 24%, 24%, 19% and 12%, respectively. Total purchases of each supplier in 2008 accounted for approximately, 19%, 0%, 0% and 6%, respectively. Those two suppliers with zero purchases in 2008 were the main suppliers of raw materials related with the Company’s IPTV products. The Company made cash advances in November and December 2008 and raw materials were shipped in February 2009.

NOTE 5. INVENTORIES, NET

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and not contain general and administrative costs. Inventory consists of the following:

	March 31,	December 31,
	2009	2008
Raw material	$6,051,352	$10,692,030
Finished goods	10,946,110	828,700
Reserve for obsolete inventory	(240,602)	(240,898)
Inventory, net	$16,756,860	$11,279,832

The change of the reserve for obsolete inventory as of March 31, 2009 and December 31, 2008 is displayed as follows:

	March 31,	December 31,
	2009	2008
Beginning balance	$(240,898)	$(105,391)
Provision/Reversal during the period	-	(131,837)
Foreign exchange adjustment	296	(3,670)
Ending balance	$(240,602)	$(240,898)

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008
Building	$16,636,340	$16,656,779
Molds	31,326,632	28,712,602
Machinery and Equipments	14,434,436	14,452,170
Electronic, office and other equipment	2,135,660	1,869,063
Automobiles	1,213,896	1,215,387
Construction in progress	1,509,263	1,506,717
Accumulated Depreciation	(9,492,957)	(8,081,231)
Property and equipment, net	$57,765,279	$56,331,487

The depreciation expenses are $1,420,781, and $1,151,053 in three months ended March 31, 2009 and 2008, respectively, and is comprised of the following:

	March 31,	March 31,
	2009	2008
Cost of sales	$1,274,801	$1,042,451
Selling expenses	64,710	13,122
General and administrative expenses	81,270	95,480
Total	$1,420,781	$1,151,053

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	March 31,	December 31,
	2009	2008
Land use rights	$2,754,385	$2,757,769
Computer software use rights	4,818	4,824
Trade mark	38,239	29,339
Accumulated amortization	(466,214)	(448,549)
Intangible assets, net	$2,331,228	$2,343,383

The amortization expense is $17,445 and $16,500 in the three months ended March 31, 2009 and 2008, respectively, and are comprised of the following:

	March 31,	March 31,
	2009	2008
General and administrative expense	$17,445	$16,500

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 8. CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In its agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to be reworked, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the three months ended March 31, 2009 and year ended December 31, 2008, the Company has had no costs related to a contract breach or product quality issue.

For the period ended March 31, 2009, three customers accounted for more than 10% of the customer deposit and each accounted approximately 52%, 24% and 11%, respectively. Total sales to each customer in 2009 accounted for approximately 0%, 0% and 0% of total sales, respectively. Those three customers with zero sales as of March 31, 2009 were all foreign companies.

For the year ended December 31, 2008, two customers accounted for more than 10% of the customer deposit and each accounted approximately 26% and 12%, respectively. Total sales to each customer in 2008 accounted for approximately 1% and 4% of total sales, respectively.

NOTE 9. SHORT TERM LOANS

Short term loans consist of the following:

	March 31,	December 31,
	2009	2008
Construction Bank	$19,023,479	$19,495,158
Defutai Bank	2,172,538	2,175,207
Nanyian Bank	4,666,592	6,683,487
Shenzhen Development Bank	7,362,128	5,757,583
Pufa Bank	1,758,120	1,760,280
	$34,982,857	$35,871,715

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 4.50%~7.39% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 9. SHORT TERM LOANS (CONTINUED)

The annual interest rates are shown as follows:

	March 31,	December 31,
	2009	2008
Construction Bank	7.39%	6.84%
Defutai Bank	4.50%	4.92%
Agricultural Bank	-	7.20%
Nanyian Bank	7.12%	6.84%
Shenzhen Development Bank	5.35%	6.48%
Pufa Bank	7.20%	7.20%

NOTE 10. RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	March 31,	December 31,
	2009	2008
Shenzhen Development Bank	$10,972,403	$10,336,605
Construction Bank	9,194,294	8,512,596
	$20,166,697	$18,849,201

The bank notes have no interest bearing. Additionally, the banks charge a ½ of 1 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	March 31,	December 31,
	2009	2008
Construction Bank,	$1,780,128	$1,753,433
Shenzhen Development Bank	10,951,442	9,923,397
Shenzhen Pingan Bank	-	4,765
	$12,731,570	$11,681,595

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 11. DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	March 31,	December 31,
	2009	2008
Due to Mr. Li Tianfu	$-	$7,842,780

The above amounts are due to Mr. Li Tianfu. These amounts are non-secured, no interest bearing, and are considered to be long-term with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly by annual rate in the range of 5.22 ~ 6.57% with the reference to the average three months loan rate. The imputed interests are as follows:

	March 31,	March 31,
	2009	2008
Imputed interests	$-	$190,139

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

Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of $8,838,159 owed to Mr. Li (the “Li Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of $996,433 owed to the NIVS Group (the “Related Companies’ Debt”), with $996,433 owed by Korea Hyundai Light & Electric (Int'l) Holding.  The loans were unsecured with no fixed repayment date. Pursuant to the Repayment Agreement, the Related Companies’ Debt of $996,433 was repaid in full by set-off against the Li Debt of $8,838,159 such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt was no longer outstanding and neither Mr. Li nor any of the Related Companies owed the NIVS Group any loan amount.  Moreover, after the repayments under the Repayment Agreement, the Company’s remaining debt owed to Mr. Li was $7,842,780 as of December 31, 2008.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 11. DUE TO SHAREHOLDER (CONTINUED)

On December 24, 2008, the Company entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,842,780 that the Company owed to Mr. Li would be converted into shares of the Company’s common stock.  According to the agreement, the shares would be issued upon the closing of its public offering, which closed in March 2009.  The number of shares that the Company issued to Mr. Li was equal to the debt amount of approximately $7,841,726 (as adjusted for currency fluctuation) divided by the offering price of the public offering.  Based on the offering price for the Company’s offering of $3.50 per share, the Company issued 2,240,493 shares of common stock to Mr. Li.  After giving effect to the conversion, the debt owed to Mr. Li was no longer outstanding and the Company does not have any outstanding debt owed to Mr. Li.  As a result of the conversion, the number of shares that Mr. Li beneficially owned increased from 12,204,667 shares to 14,445,160 shares.  This represented a 3.3% increase of Mr. Li’s ownership of the Company’s outstanding shares of common stock from 33.1% to 36.4%.

NOTE 12. OTHER GENERAL AND ADMINISTRATIVE

For the three months ended March 31, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following:

	March 31,	March 31,
	2009	2008
Audit and accounting	$16,186	$25,000
Legal fee	219,999	18,539
Office expenses	486,031	327,150
Salary and wages	223,360	148,170
Consulting	96,800	51,857
Rent & Utilities	14,742	33,994
Others	85,797	156,687
	$1,142,915	$761,397

NOTE 13. STATUTORY RESERVES

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 14. INCOME TAX

Niveous is registered in BVI and pays no taxes.

NIVS HK is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

NIVS Shenzhen serves as a branch company of NIVS PRC. The assessment of its tax liabilities is combined with that of NIVS PRC.  NIVS PRC is qualified as Hi-Tech Company in 2009.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%, subject to government verification for Hi-Tech company status in every three years. For companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

The provision for taxes on earnings consisted of:

	March 31,	March 31,
	2009	2008
Current income taxes expenses:
PRC Enterprises Income Taxes:	$313,955	$505,513
United States Federal Income Taxes	-	-
Total	$313,955	$505,513

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31, 2009	March 31, 2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	25%	25%
Tax holiday and relief granted to the Subsidiary	-10%	-12.5%
Provision for income tax	15%	12.5%

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s common stock could lose their entire investment.

Because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations and the investors would lose their entire investment.

NOTE 16. OPERATING RISK

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

NOTE 17. CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at March 31, 2009 and December 31, 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

In 2009, two customers had net sales exceeding 10% of total net sales of the quarter. In 2008, three customers had net sales exceeding 10% of total net sales of the quarter.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 18. SEGMENT INFORMATION

The segment information for revenue is as follows:

		March 31,	March 31,
		2009	2008
Standard audio and video equipment:	China	$12,126,717	$14,022,918
	Europe	4,582,037	1,167,181
	North America	541,811	861,077
	Other Asian Countries	5,191,075	5,432,077
	South America	92,656	-
	Other Countries	1,078,046	386,549
Intelligent audio and video equipment:	China	1,568,875	2,809,429
	Europe	812,853	411,816
	North America
	Other Asian Countries	1,205,101	632,681
	South America
	Other Countries
Other audio and video equipment:	China	1,651,616	853,327
	Europe	187,193	93,359
	North America
	Other Asian Countries	218,748	50,295
	South America		55,612
	Other Countries

Total		$29,256,728	$26,776,321

NOTE 19. JULY 2008 INVESTOR RELATIONS AGREEMENT

In July 2008, the Company entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”). According to the agreement, as amended, Nascent will provide the Company with business consulting and investor relation services. Nascent is a third-party investor relations firm that does not have any other relationship or common ownership with the Company or any of the Company’s affiliates. As consideration for entering into the agreement and compensation for Nascent’s services under the agreement, the Company issued to Nascent 425,000 shares (“IR Shares”) of its common stock upon the closing of the Share Exchange. In connection with the IR Shares, the Company recognized a stock-based compensation charge during the three months ended September 30, 2008 in the amount of $765,000, which is derived from valuing each share at $1.80, the price at which shares of the Company’s common stock were sold in the Private Placement. The Company also agreed to pay Nascent $6,000 per month for its services. Nascent also entered into a lock-up agreement with WestPark Capital, Inc., the placement agent for the Private Placement, pursuant to which 20,000 IR Shares will be subject to lock-up restrictions until the Company’s securities are listed on a national securities exchange and the remaining 405,000 IR Shares will be subject to lock-up restrictions following the listing of the Company’s common stock on NYSE Amex, which occurred in March 2009. WestPark Capital, Inc. reserves the right to release all or a portion of the shares at its sole discretion.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 20. EARNINGS PER SHARE

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	March 31,
	2009	2008
Net income	$2.368,467	$3,059,914
Denominator:
Basic weighted-average shares outstanding	37,391,115	27,546,667
Effect of dilutive warrants	-	-
Basic weighted-average shares outstanding	37,391,115	27,546,667
Net income per share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

NOTE 21. COMMON STOCK WARRANTS

Since the inception of NIVS USA, the NIVS USA’s shareholders held an aggregate of 7,096,390 warrants. Immediately prior to the closing of the share exchange on July 25, 2008, the shareholders canceled an aggregate of 6,149,723 warrants such that the shareholders held an aggregate of 946,667 warrants immediately after the Share Exchange. On March 19, 2009, the shareholders exercised the aggregate warrants at $0.0001 per share in accordance with the net exercise provision contact in the underlying warrant agreements.  As a result of the net exercise provision, the Company issued an aggregate of 946,640 shares of common stock.

In March 2009, NIVS USA completed a public offering of its commons stock and issued a warrant to purchase 55,000 shares at an exercise price of $4.20 per share. The warrant has 5 year term and is not exercisable until at least one year from the date of issuance.

The summary of the status of the Company’s outstanding warrant activity is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2007	7,096,390		$0.0001
Warrants issued to shareholders	-	$
Warrants exercised	-		$-
Forfeited/canceled	6,149,723		$-
Balance December 31, 2008	946,667

Warrants issued to underwriter	55,000		$4.20
Warrants exercised	(946,667)		$-
Forfeited/canceled	-		$-
Balance March 31, 2009	55,000

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of NIVS IntelliMedia Technology Group exceed 25% of the consolidated net assets of NIVS IntelliMedia Technology Group. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash	$-	$-
Investment in subsidiaries, at equity in net assets	57,506	46,521
Total Assets	57,506	46,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to subsidiaries	-	132
Total Current Liabilities	-	132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares authorized, 40,592,847 and 36,855,714 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4	4
Additional Paid in Capital	21,513	12,663
Accumulated other comprehensive income	3,858	3,960
Statutory surplus reserve fund	3,569	3,569
Retained earnings (unrestricted)	28,562	26,193
Total Stockholders’ Equity (Deficit)	57,506	46,389
Total Liabilities & Shareholders' Equity	$57,506	$46,521

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Other general and administrative	448	11
Total Expenses	448	11

Equity in undistributed income of subsidiaries	2,816	-
Income before income taxes	2,368	(11)

Provision for income tax	-	-

Net income	$2,368	$(11)

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONSDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$2,368	$(11)
Equity in undistributed income of subsidiaries	(2,816)	-
Net Cash (Used) by Operating Activities	(448)	(11)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(560)	-
Net Cash (Used) by Investing Activities	(560)	-

Cash Flows from Financing Activities:
Advances from stockholders		15
Repayment to subsidiaries	-	-
Net proceeds of share issurance	1,008	-
Net Cash Provided by Financing Activities	1,008	15

Net increase/(decrease) in cash and cash equivalents	-	4
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$4

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and disclosures for the three months ended March 31, 2009 and 2008 are Unaudited

NOTE 23. SUBSEQUENT EVENTS

In April 2009, the underwriters to the Company’s public offering that closed in March 2009 exercised its over-allotment option to purchase an additional 82,500 shares of common stock (the “Shares”). The Shares were sold to the underwriter to cover over-allotment at a price of $3.50 per share for gross proceeds of $288,750.  Compensation incurred in the public offering included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations of NIVS IntelliMedia Technology Group, Inc. (the “Company”) and its subsidiaries, including its wholly-owned subsidiary, NIVS Holding Company Limited, a British Virgin Islands corporation (“NIVS BVI”), and NIVS (Huizhou) Audio & Video Tech. Co., Ltd., a company organized under the laws of the PRC (“NIVS PRC”), which is 97.5% owned by NIVS BVI and 2.5% owned by Tianfu Li, our Chief Executive Officer and Chairman of the Board. See the notes to the financial statements of this report for more information on our organization and ownership structure.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, Our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to continue to borrow and raise additional capital to fund our operations; our ability to collect aging trade receivables and the effect of a growing doubtful account allowance; our ability to accurately forecast amounts of supplies needed to meet customer demand; exposure to market risk through sales in international markets; the market acceptance of our products; exposure to product liability and defect claims; and fluctuations in the availability of raw materials and components needed for our products; and various other matters, many of which are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

A small number of customers account for a very significant percentage of our revenue. For the three months ended March 31, 2009, we had 3 customers that each accounted for at least 5% of the revenues that we generated. These three customers accounted for a total of approximately 35.5% of our revenue for that period. During the three months ended March 31, 2009, we had two customers that accounted for more than 10% of our sales. The customers accounted for 32.5% of our sales.  The loss of any of these customers could have a material adverse effect upon our revenue and net income.

We have longstanding business relationships with certain suppliers with stable supply sources, and we believe this practice helps us reduce our risk on shortage of raw material supply.  We also enter into one-year agreements with some of our suppliers that provide our forecast of the quantity that we believe that we will need for the upcoming year.  These agreements typically result in obtaining a discount on our purchases from our suppliers during the year as we submit purchase orders further to the agreements.  Notwithstanding our practices to reduce the cost of our materials, price fluctuations of materials will still affect our production cost and gross margin.

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

For example, in the first three months of 2009, our sales revenue and sales volume for DVD players increased 153.7% and 140.4%, respectively, compared to our sales revenue and volume for the first three months of 2008. In the third quarter of 2008, with the private placement funds we received in August, we expanded our production scale and completed many orders. In the third quarter of 2008, we completed an upgrade of our DVD player to maintain the margin and attract more customers. As a result, we received more orders from customers than in previous years and, therefore, our sales of DVD-related products have increased. In the first three months of 2009, our sales revenue for televisions was approximately $2.3 million, which represented an increase of approximately 37.3% compared to revenue of $1.7 million from the sale of televisions for the first three months of 2008. The increase in revenue for televisions resulted from an increase in sales volume. In the first three months of 2009, our sales volume for televisions increased approximately 7% as compared to the first three months of 2008. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 50% of our revenues for the three months ended March 31, 2009, as compared to 65% for the first three months of 2008, and sales of products with our own brand accounted for approximately 50% of our revenues for the same period, as compared to 35% for the first three months of 2008.

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

Recent Events

March 2009 Public Offering

In March 2009, we completed a public offering consisting of 550,000 shares of our common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.  The warrant also carries registration rights.  In April 2009, the underwriters exercised their over-allotment option in full for the offer and sale of 82,500 additional shares of common stock at $3.50 per share, for gross proceeds of $288,750.

March 2009 Conversion of Debt to Shares Upon Closing of Public Offering

On December 24, 2008, we and three of our subsidiaries (NIVS BVI, NIVS HK, and NIVS PRC) entered into an agreement with Mr. Li pursuant to which the outstanding debt that we owed to Mr. Li would be converted into shares of our common stock.  According to the agreement, the shares would be issued upon the closing of our public offering.  The public offering closed on March 18, 2009 and we issued 2,240,493 shares of common stock to Mr. Li, which is equal to the debt amount of approximately $7.8 million divided by the offering price of our public offering, which was $3.50 per share.  As a result of the conversion of the debt into equity, the debt is no longer outstanding, and we do not have any outstanding debt owed to Mr. Li.  As a result of the shares issued in the debt conversion, the number of shares that Mr. Li beneficially owns increased from 12,204,667 shares to 14,445,160 shares.

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2009 and 2008 (unaudited) in dollars and as a percentage of revenue:

	For Three Months Ended
	March 31,
	2009		2008
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$29,257	99.7%	$26,776	99.8%
Other Sales	91	0.3%	63	0.2%
Cost of Goods Sold	(23,097)	78.7%	(20,383)	75.9%
Gross Profit	6,251	21.3%	6,456	24.1%

Selling Expenses	1,141	3.9%	620	2.3%
				%
General and administrative
Amortization	17	0.1%	17	0.1%
Depreciation	81	0.3%	95	0.4%
Bad debts			452	1.7%
Stock-based compensation
Others General and administrative	1,143	3.9%	761	2.8%
Total General and administrative	1,242	4.2%	1,326	4.9%
Research and development	573	2.0%	155	0.6%
Total operating expenses	2,955	10.1%	2,101	7.8%
Income from operations	3,296	11.2%	4,355	16.2%

Other income (expenses)
Interest expense	(562)	1.9%	(532)	2.0%
Imputed interest			(190)	0.7%
Sundry income (expense), net	10	0.0%	16	0.1%
Total other income (expenses)	(552)	1.9%	(706)	-2.6%

Income before noncontrolling interest and income taxes	2,744	9.3%	3,650	13.6%
Income taxes	(314)	1.1%	(506)	1.9%
Noncontrolling interest	(61)	0.2%	(84)	0.3%

Net Income	$2,368	8.1%	$3,060	11.4%

Three months ended March 31, 2009 and 2008

Revenues, which consist of sales of our products, were $29.3 million for the three months ended March 31, 2009, an increase of $2.5 million, or 9.3%, compared to $26.8 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products. For the three months ended March 31, 2009, our sales revenue for standard audio equipment increased to $ 23.6 million, an increase of  8.0% compared to $21.9 million for the same period in 2008. Sales revenue for televisions increased to $2.3 million, an increase of 37.3% compared to $1.7 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment decreased to $3.6 million, a decrease of 6.9% compared to $3.9 million for the same period in 2008. For the three months ended March 31, 2009, our sales volume for standard audio equipment increased by 12.4% to 1.1 million pieces as compared to 1.0 million pieces for the same period in 2008. The increase was due to product upgrades. For the three months ended March 31, 2009, our sales volume for televisions increased by 7% to 0.70 million pieces as compared to 0.65 million pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment decreased by 1.7% to 0.435 million pieces as compared to 0.447 million pieces for the same period in 2008. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $23.1 million for the three months ended March 31, 2009, an increase of $2.7 million, or 13.3%, compared to $20.4 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the three months ended March 31, 2009 and 2008 was 78.6% and 75.9%, respectively.

Gross profit for the three months ended March 31, 2009 was $6.3 million, or 21.4% of revenues, compared to $6.4 million, or 24.1% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the first quarter of 2009, the price of standard audio equipments which are large percentage of our sales decreased and some of the costs involved in production increased. These factors caused the decrease in gross margin.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $1.1 million for the three months ended March 31, 2009, an increase of $0.5 million, or 84.0%, compared to $0.6 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV) and marketing activities.

Research and development expenses were approximately $0.6 million for the three months ended March 31, 2009, an increase of approximately $0.4 million, or 269.9%, compared to $0.2 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $1.2 million for the three months ended March 31, 2009, a decrease of $0.1 million, or 6.3%, compared to $1.3 million for the same period in 2008. The decrease was primarily a result of no bad debt expense in the first quarter of 2009.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.6 million and $0.5 million for the three months ended March 31, 2009and 2008, respectively. The increase was due to the increase in the balance of short-term bank loans during the three months ended March 31, 2009.

Income tax provisions for the three months ended March 31, 2009 were approximately $0.3 million, as compared to approximately $0.5 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in the taxable income for the three months ended March 31, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the three months ended March 31, 2009 and March 31, 2008 were 15% and 12%, respectively.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $2.4 million for the three months ended March 31, 2009, a decrease of $0.7 million, or 22.6%, compared to $3.1 million for the same period in 2008.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $2.2 million as of March 31, 2009, as compared to $0.5 million as of December 31, 2008. In addition, we also had approximately $12.7 million in restricted cash as of March 31, 2009, as compared to $11.7 million as of December 31, 2008. Our restricted cash is held as a security deposit for our recurring, short-term bank notes. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had negative working capital of approximately $13.3 million, $33.4 million, $18.6 million and $34.2 million as at March 31, 2009 and 2008 and as of December 31, 2008 and 2007, respectively. The decrease of negative working capital was largely caused by public offering fund raising and management attention to the aging of accounts payable.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $18.6 million, $9.5million, $20.4 million, and  4.5 million, or 36.6%, 33.1%, 45.3%, and 18.0% of current assets, as at March 31, 2009 and 2008 and as of December 31, 2008 and 2007, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectibility of specific customer accounts, our history of bad debts, and the general condition of the industry. Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We experienced no bad debt expense in the first quarter of 2009 compared to $1.7 million in the fourth quarter of 2008. We believed it was appropriate to maintain the reserve balance for doubtful accounts primarily due to a decrease in the aging of our accounts receivable with a growth in our outstanding receivables as of March 31, 2008, and the general decline in the domestic and global economy.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

As of March 31, 2009, inventories amounted to $16.8 million, compared to $12.8 million at March 31, 2008. As of December 31, 2008, inventories amounted to $11.3 million, compared to $17.3 million as of December 31, 2007. We have experienced increased sales volume annually and, also, we launched promotion campaign in domestic market in the first quarter of 2009; as a result, we expect to experience increases in our inventory levels going forward, including both of raw material and finished goods.  We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products. We also maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $35.0 million, $28.2 million, $35.9 million and $28.6 million as at March 31, 2009 and 2008 and as of December 31, 2008 and 2007, respectively. These loans carry annual interest rates of approximately 4.5 % to 7.4 % with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

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

Upon the closing of the Share Exchange, we, a publicly reporting company under U.S. securities laws, gained ownership of the subsidiaries. As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008. In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange, as more fully described in the notes to the financial statements contained in this report. We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

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

In March 2009, we completed a public offering consisting of 550,000 shares of our common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.  The warrant also carries registration rights.  In April 2009, the underwriters exercised their over-allotment option in full for the offer and sale of 82,500 additional shares of common stock at $3.50 per share, for gross proceeds of $288,750.

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2009, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000.  We agreed to file a registration statement covering the common stock sold in the Private Placement and to pay for all costs related to the registration of the shares. The registration statement covering such shares was declared effective by the Securities and Exchange Commission in March 2009.  We have used the proceeds from the Private Placement to provide working capital for speech-controlled TV and product promotion, speech-controlled audio acoustics, DVD, and DVB production capacity expansion, technology and product research and development, basic research and application product development, brand building and publicity and strengthening channel building and brand promotion in China and to increase reserve funds as well as new production lines for LCD TV for the expansion of business.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $55,243 and $67,782 for the three months ended March 31, 2009 and 2008, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided in operating activities was $3.2 million for the three months ended March 31, 2009, compared to net cash used in operating activities of $0.02 million for the three months ended March 31, 2008.  The increase in net cash provided in operating activities was primarily due to a decrease in advances to suppliers and a decrease in accounts receivable. Our increase in net cash provided in operating activities for the three months ended March 31, 2009 was partially offset by an increase in cash used in inventories in response to increasing material prices and demand of our products.

Investing activity during the three months ended March 31, 2009 and 2008 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $2.9 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $2.8 million for the three months ended March 31, 2008. The increase in net cash used in investing activities was primarily due to our purchase of production equipment to expand our production scale in the first quarter of 2009. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,283,997).  As of March 31, 2009, we had paid $2.9 for the purchase of production equipment and plant renovation. The plant renovation and the equipment installation was completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542) has paid in January, 2009.

Net cash provided by financing activities amounted to $1.4 million for the three months ended March 31, 2009, compared to net cash provided by financing activities of $3.1 million for the three months ended March 31, 2008.  The decrease in cash provided by financing activities was primarily a decrease in cash flow provided by various notes payable financing and partially offset by our IPO closing in March 2009.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months. We expect that our primary sources of funding for our operations for the upcoming 12 months will result from our continued use of bank loans and bank notes and cash flow from operations to fund our operations during the upcoming 12 months. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Seasonality

The first quarter is traditionally our low season due to the long Chinese New Year Holiday, with sales gradually increasing in the second quarter. Sales are usually highest in the fourth quarter as most of the factories in China will ship out their stock to prepare the Chinese New Year Holiday.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of inventories, provisions for income taxes, allowance for doubtful accounts, and purchase price allocation relating to the business acquired. Actual results could differ from these estimates. Periodically, we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 with the SEC on March 31, 2009.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than those discussed below.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2009 due to the deficiencies described below.

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

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.              RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our annual report on Form 10-K as filed with the SEC on March 31, 2009.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2009, we completed our public offering of common stock in conjunction with the listing of our common stock for trading on NYSE Amex.  The SEC declared the registration statements for the public offering, File No. 333-153005, effective on March 12, 2009.  On March 18, 2009, we sold 550,000 shares of common stock at an issue price of $3.50 per share.  The managing underwriter for the offering was WestPark Capital, Inc. Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.   As of March 31, 2009, we have used approximately $1.6 million of the proceeds from the offering for working capital purposes to finance our existing operations.  In April 2009, the underwriters exercised their over-allotment option in full for the offer and sale of 82,500 additional shares of common stock at $3.50 per share, for gross proceeds of $288,750.

In March 2009, upon the closing of our public offering held in conjunction with our listing on NYSE Amex, we issued to WestPark Capital, Inc. warrants to purchase up to 55,000 shares of our common stock in exchange for its underwriting services provided to us in connection with our public offering. The warrants are exercisable at a per share exercise price of $4.20, subject to standard anti-dilution adjustments for stock splits and similar transactions, and will expire after five years. The securities were issued to WestPark Capital in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3.                 DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                 EXHIBITS

(a)             Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

NIVS IntelliMedia Technology Group, Inc.

Dated: May 19, 2009	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer