Form 10-Q
period 2009-06-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-08-13
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 40,675,347 as of August 12, 2009.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

Part I. Financial Information

ITEM 1.	FINANCIAL STATEMENTS

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$281,638	$461,504
Trade receivables, net (Note 3)	23,083,224	20,364,356
VAT refundable	128,820	1,094,090
Inventories, net (Note 5)	20,594,280	11,279,832
Restricted cash (Note 10)	14,603,721	11,681,595
Prepaid expenses and deposits	27,255	81,690
Total current assets	58,718,938	44,963,067
Property and equipment, net (Note 6)	56,649,040	56,331,487
Advances to suppliers (Note 4)	13,068,347	15,286,028
Intangible assets, net (Note 7)	2,321,199	2,343,383
Total Assets	$130,757,524	$118,923,965

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable - trade	$2,939,609	$2,020,363
Customer deposit (Note 8)	402,421	1,393,171
Accrued liabilities and other payable	1,036,401	1,441,922
Various taxes payable	1,862,788	470,860
Short-term loans (Note 9)	37,839,638	35,871,715
Wages payable	543,111	800,744
Bank notes payable (Note 10)	18,486,077	18,849,201
Corporate tax payable	4,017,046	2,744,518
Total current liabilities	67,127,091	63,592,494
Due to shareholder (Note 11)	-	7,842,780
Total liabilities	67,127,091	71,435,274

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none outstanding at June 30, 2009 and December 31, 2008
(Note 1)	-	-
Common stock, stock $0.0001 par value, 100,000,000 shares authorized,
40,675,347 and 36,855,714 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively (Note 1)	4,068	3,686
Additional paid-in capital	21,717,239	12,663,513
Accumulated other comprehensive income	3,867,825	3,960,012
Statutory surplus reserve fund (Note 13)	3,568,869	3,568,869
Retained earnings (unrestricted)	33,157,323	26,193,371
Total Stockholders' Equity	62,315,324	46,389,451
Noncontrolling interest	1,315,109	1,099,240
Total Liabilities and Stockholders' Equity	$130,757,524	$118,923,965

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In US Dollars)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$40,859,722	$24,860,574	$70,116,450	$51,636,895
Other Sales	61,377	93,182	152,449	156,053
Cost of Goods Sold	(31,173,544)	(19,207,711)	(54,270,324)	(39,590,833)
Gross Profit	9,747,555	5,746,045	15,998,575	12,202,115

Selling Expenses	2,126,889	742,892	3,268,112	1,363,104

General and administrative
Amortization	18,348	16,988	35,793	33,488
Depreciation	83,054	65,729	164,324	161,209
Bad debts	-	(68,199)	-	384,102
Other general and administrative (Note 12)	822,075	272,310	1,964,990	1,033,707
Total general and administrative	923,477	286,828	2,165,107	1,612,506
Research and development	762,940	252,410	1,335,475	407,182
Total operating expenses	3,813,306	1,282,130	6,768,694	3,382,792
Income from operations	5,934,249	4,463,915	9,229,881	8,819,323

Other income (expenses)
Government grant	66,923	-	66,923	-
Interest income	5	139	5	139
Interest expense	(324,162)	(513,735)	(886,225)	(1,045,237)
Imputed interest	-	(109,194)	-	(299,333)
Sundry income (expense), net	-	(6,559)	9,981	9,174
Total other income (expenses)	(257,234)	(629,349)	(809,316)	(1,335,257)

Income before noncontrolling interest and income taxes	5,677,015	3,834,566	8,420,565	7,484,066
Income taxes (Note 14)	(961,914)	(469,571)	(1,275,869)	(975,084)
Net income before noncontrolling interest	4,715,101	3,364,995	7,144,696	6,508,982

Noncontrolling interest	(119,616)	(79,482)	(180,744)	(163,555)

Net income attributable NIVS IntelliMedia Technology Group, Inc.	$4,595,485	$3,285,513	$6,963,952	$6,345,427

Basic earnings per share	$0.11	$0.12	$0.18	$0.23

Weighed-average shares outstanding, Basic	40,648,149	27,546,667	39,028,629	27,546,667

Diluted earnings per share	$0.11	$0.12	$0.18	$0.23

Weighed-average shares outstanding, Diluted	40,648,149	27,546,667	39,028,629	27,546,667

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity and Comprehensive Income
For the Six Months Ended June 30, 2009
(In US Dollars)

					Accumulated
			Additional	Statutory	Other	Retained	Total
	Common Stock		Paid-in	Reserve	Comprehensive	Earnings	Stockholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Equity	Interest	Income	Equity

Balance at December 31, 2008	36,855,714	$3,686	$12,663,513	$3,568,869	$3,960,012	$26,193,371	$46,389,451	1,099,240	-	$47,488,691

Issuance of 550,000 shares at $3.50 in IPO, net of issuance coat of $916,509	550,000	55	1,008,436	-	-	-	1,008,491	-	-	1,008,491

Issuance of 2,240,493 shares at $3.50 in exchange for "Li Debt"	2,240,493	224	7,841,502	-	-	-	7,841,726	-	-	7,841,726

Issuance of 946,640 shares upon exercise of 946,667 cashless warrants	946,640	95	(95)	-	-	-	-	-	-	-

Issuance of 2,240,493 shares at $3.50 net of issuance coat of $84,859	82,500	8	203,883	-	-	-	203,891	-	-	203,891

Capital contributed from noncontrolling interest	-	-	-	-	-	-	-	37,489	-	37,489

Foreign currency translation adjustment	-	-	-	-	(92,187)	-	(92,187)	(2,364)	$(94,551)	(94,551)

Net income for the six months ended June 30, 2009 (unaudited)	-	-	-	-	-	6,963,952	6,963,952	180,744	7,144,696	7,144,696

Comprehensive Income	-	-	-	-	-	-	-	-	$7,050,145	-

Balance at June 30, 2009 (unaudited)	40,675,347	$4,068	$21,717,239	$3,568,869	$3,867,825	$33,157,323	$62,315,324	1,315,109		$63,630,433

	For The Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net Income	$7,144,696	$6,508,982
Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	(94,551)	1,249,836
Total other comprehensive income, net of tax	7,050,145	7,758,818

Comprehensive income
Comprehensive income attributable to the noncontrolling interest	(2,364)	32,047
Comprehensive income attributable to NIVS's common shareholders	$7,047,781	$7,790,865

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$6,963,952	$6,345,427
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Noncontrolling interest	180,744	163,555
Imputed interest	-	299,333
Bad debts	-	384,102
Depreciation	2,896,131	2,347,467
Amortization	35,793	33,488
Changes in operating assets and liabilities:
Account receivable-trade	(2,718,868)	(1,290,015)
Advance to suppliers for purchases	2,217,681	(13,789,120)
Prepaid expenses and deposits	54,435	(64,169)
Inventories, net	(9,314,448)	(1,483,490)
Restricted cash	(2,922,126)	(1,617,120)
VAT refundable	965,270	-
Accounts payable and accrued liabilities	(477,025)	10,548,123
Various taxes payable	1,391,928	46,964
Wages payable	(257,633)	(201,190)
Corporate tax payable	1,272,528	1,114,778
Net cash provided by operating activities	288,362	2,838,133

Cash Flows From Investing Activities
Purchases of property and equipment	(3,270,839)	(2,899,305)
Purchases of intangible assets	(16,973)	-
Net cash used by investing activities	(3,287,812)	(2,899,305)

Cash Flows From Financing Activities
Increase (decrease) in loans payable	1,967,923	(1,449,192)
Increase (decrease) in notes payable	(363,124)	6,908,728
Net proceeds of share issuance	1,212,374	-
Due to shareholder	-	(1,165,113)
Due from related parties	-	(5,453,546)
Net cash provided (used) by financing activities	2,817,173	(1,159,123)

Effect of exchange rate changes on cash	2,411	766,625
Net decrease in cash and cash equivalents	(179,866)	(453,670)

Cash and cash equivalents, beginning of period	461,504	1,438,651

Cash and cash equivalents, end of period	$281,638	$984,981

Supplemental disclosure information:
Interest expense paid	$886,225	$1,045,237
Income taxes paid	$1,275,869	$975,084

Supplemental financial activities:
Exchange of Li debt for common stock	$(7,841,726)	$-
Issuance of shares for warrants exercise	$94	$-
Issuance of shares	$275,265	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

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

Niveous was incorporated in British Virgin Islands (BVI) on October 31, 2003.  As at June 30, 2009, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

In April, 2004, Niveous acquired 97.5% of ownership of NIVS (HZ) Audio & Video Tech Company Limited (“NIVS PRC”) from its original shareholders.  NIVS PRC is the main operating company located in Huizhou, PRC.  It engages in research, development, production, marketing and sales of audio & video electronic equipment for the domestic and international markets.  As at June 30, 2009, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

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

In November 2007, Niveous entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to NIVS HK.  After the restructuring, NIVS PRC became a subsidiary of NIVS HK.  As at June 30, 2009, NIVS HK and Mr. Li Tianfu held 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, NIVS HK entered an ownership transfer agreement to transfer its whole ownership of NIVS PRC to Niveous.  Pursuant to the agreement, Niveous paid NIVS HK 50M HKD. After the restructuring, NIVS PRC became a subsidiary of Niveous.  As a result, Niveous and Mr. Li Tianfu hold 97.5% and 2.5% of total interests of NIVS PRC, respectively.

In June 2008, Niveous entered into entered into a share exchange agreement with SRKP 19, Inc., a Delaware corporation, and all of the shareholders of Niveous. Pursuant to the exchange agreement, as it was amended (the “Exchange Agreement”), SRKP 19 agreed to issue an aggregate of 27,546,667 shares of its common stock in exchange for all of the issued and outstanding securities of Niveous (the “Share Exchange”).The Share Exchange closed in July 2008. Upon the closing of the Share Exchange on July 25, 2008, SRKP 19 issued an aggregate of 27,546,667shares of its common stock to the shareholders of Niveous and their designees in exchange for all of the issued and outstanding securities of Niveous. Immediately after the closing of the Share Exchange, SRKP 19 changed its corporate name from “SRKP 19, Inc.” to “NIVS IntelliMedia Technology Group, Inc.” For accounting purposes, the Share Exchange was treated as a reverse acquisition.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Concurrently with the close of the Share Exchange, NIVS USA conducted an initial closing of a private placement transaction pursuant to which NIVS USA sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, NIVS USA conducted a second and final closing of the private placement pursuant to which NIVS USA sold an aggregate of 1,304,587 shares of common stock at $1.80 per share, for gross proceeds of approximately $2.3 million. Accordingly, NIVS USA sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of $11.8 million.  WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. NIVS USA filed a registration statement covering the common stock sold in the Private Placement that was declared effective by the Securities and Exchange Commission ("SEC") in March 2009.

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

In March 2009, NIVS USA completed a public offering consisting of 550,000 shares of common stock. WestPark Capital, Inc. acted as underwriter in the public offering.  Shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, road show expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is not exercisable until at least one-year from the date of issuance.   The warrant also carries registration rights.

In April 2009, the underwriter to the Company’s public offering that closed in March 2009 exercised its over-allotment options to purchase an additional of 82,500 shares of common stock. The common stock was sold to the public at a price of $3.50 per share for a gross proceed of $288,750.  Compensation incurred in the public offering included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

NIVS USA and its subsidiaries – Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

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

The 2008 year-end balance sheet data was derived from audited financial statements, which were revised in the current period to reflect changes in the presentation of minority interests. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008, respectively.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and development costs are expensed to operations as incurred. The Company spent $1,335,475 and $407,182, on direct research and development efforts in the three months ended June 30, 2009 and 2008, respectively.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has take or expect to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2008	6.81710	6.93722
Six months ended June 30, 2009	6.82476	6.82269
Three months ended June 30, 2009	6.82454	6.81989
Six months ended June 30, 2008	6.85166	7.05019
Three months ended June 30, 2008	6.85166	6.98642

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Six months ended June 30, 2009	7.74954	7.75254
Three months ended June 30, 2009	7.74954	7.75074
Six months ended June 30, 2008	7.80092	7.81678
Three months ended June 30, 2008	7.80092	7.80012

q.	Customer deposit

The customer deposits are recorded as liability when the Company receives it and recognized as revenue after the total amount is paid off upon the delivery of the products.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

s.	Recently issued accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

t.	Recently adopted accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

t.	Recently adopted accounting pronouncements (continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

t.	Recently adopted accounting pronouncements (continued)

In the first quarter of 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. SFAS No. 160 was effective beginning January 1, 2009. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 3 – TRADE RECEIVABLES, NET

Trade receivables consist of the following:
	June 30,	December 31,
	2009	2008
Trade receivables	$26,456,591	$23,742,432
Allowance for doubtful accounts	(3,373,367)	(3,378,076)
Trade receivables, net	$23,083,224	$20,364,356

The change of the allowance for doubtful debts between the reporting periods, as of June 30, 2009 and December 31, 2008 is displayed as follows:
	June 30,	December 31,
	2009	2008
Beginning balance	$(3,378,076)	$(728,265)
Provision/Reversal during the period	-	(2,531,479)
Exchange rate effect	4,709	(118,332)
Ending balance	$(3,373,367)	$(3,378,076)

NOTE 4 – ADVANCES TO SUPPLIERS

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchase. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection:

The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the agreements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the year ended December 31, 2008 and six months ended June 30, 2009.

For the six months ended June 30, 2009, two suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 6% and 11%, respectively. Total purchases of each supplier in 2009 accounted for approximately, 20% and 7%, respectively.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 5 – INVENTORIES, NET

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventory consists of the following:

	June 30,	December 31,
	2009	2008
Raw material	$11,665,248	$10,692,030
Finished goods	9,169,667	828,700
Reserve for obsolete inventory	(240,635)	(240,898)
Inventory, net	$20,594,280	$11,279,832

The change of the reserve for obsolete inventory as of June 30, 2009 and December 31, 2008 is displayed as follows:

	June 30,	December 31,
	2009	2008
Beginning balance	$(240,898)	$(105,391)
Provision/Reversal during the period	-	(131,837)
Foreign exchange adjustment	263	(3,670)
Ending balance	$(240,635)	$(240,898)

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:
	June 30,	December 31,
	2009	2008
Building	$16,638,611	$16,656,779
Molds	31,611,440	28,712,602
Machinery and equipment	14,436,401	14,452,170
Electronic, office and other equipment	2,140,545	1,869,063
Automobiles	1,280,169	1,215,387
Construction in progress	1,509,469	1,506,717
Accumulated depreciation	(10,967,595)	(8,081,231)
Property and equipment, net	$56,649,040	$56,331,487

The depreciation expenses are $2,896,131 and $2,347,467 in six months ended June 30, 2009 and 2008, respectively, and is comprised of the following:

	June 30,
	2009	2008
Cost of sales	$2,599,651	$2,175,519
Selling expenses	132,156	10,739
General and administrative expenses	164,324	161,209
Total	$2,896,131	$2,347,467

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the six months ended June 30, 2009 and 2008 are unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following:
	June 30,	December 31,
	2009	2008
Land use rights	$2,754,761	$2,757,769
Computer software use rights	4,819	4,824
Trademark	46,274	29,339
Accumulated amortization	(484,655)	(448,549)
Intangible assets, net	$2,321,199	$2,343,383

The amortization expense is $35,793 and $33,488 in the six months ended June 30, 2009 and 2008, respectively, and are comprised of the following:

	June 30,
	2009	2008
General and administrative expenses	$35,793	$33,488

NOTE 8 – CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In its agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to be reworked, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the six months ended June 30, 2009 and year ended December 31, 2008, the Company has had no costs related to a contract breach or product quality issue.

For the six months ended June 30, 2009, only three customers in the aging list of the customer deposit and each accounted approximately 59%, 21% and 20%, respectively. Total sales to each customer in 2009 accounted for approximately 0%, 0% and 0% of total sales, respectively.

For the year ended December 31, 2008, two customers accounted for more than 10% of the customer deposit and each accounted approximately 26% and 12%, respectively. Total sales to each customer in 2008 accounted for approximately 1% and 4% of total sales, respectively.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 9 – SHORT-TERM LOANS

Short-term loans consist of the following:
	June 30,	December 31,
	2009	2008
Construction Bank	$18,415,027	$19,495,158
Defutai Bank	2,673,359	2,175,207
Nanyian Bank	4,662,527	6,683,487
Development Bank	10,330,365	5,757,583
Pufa Bank	1,758,360	1,760,280
	$37,839,638	$35,871,715

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 4.50%~7.39% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights.

The annual interest rates are shown as follows:
	June 30,	December 31,
	2009	2008
Construction Bank	7.39%	6.84%
Defutai Bank	4.50%	4.92%
Agricultural Bank	-	7.20%
Nanyian Bank	7.12%	6.84%
Shenzhen Development Bank	5.35%	6.48%
Pufa Bank	7.20%	7.20%

NOTE 10 – RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:
	June 30,	December 31,
	2009	2008
Shenzhen Development Bank	$9,628,754	$10,336,605
Construction Bank	9,199,323	8,512,596
	$18,828,077	$18,849,201

The bank notes have no interest bearing.  Additionally, the bank charges a ½ of 1 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	June 30,	December 31,
	2009	2008
Construction Bank	$1,780,126	$1,753,433
Shenzhen Development Bank	12,322,071	9,923,397
Defutai Bank	500,524	-
Shenzhen Pingan Bank	-	4,765
	$14,602,721	$11,681,595

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 11 - DUE TO SHAREHOLDER

Due to shareholder consists of the following:
	June 30,	December 31,
	2009	2008
Due to Mr. Li Tianfu	$-	$7,842,780

The above amounts are due to Mr. Li Tianfu. These amounts are non-secured, no interest bearing, and are considered to be long-term with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly by annual rate in the range of 5.22 ~ 6.57% with the reference to the average three months loan rate. The imputed interests for the six months ended June 30, 2009 and 2008 are as follows:
	June 30,
	2009	2008
Imputed interests	$-	$299,333

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

On December 24, 2008, the Company entered into an agreement with Mr. Li pursuant to which the outstanding debt of $7,842,780 that the Company owed to Mr. Li would be converted into shares of the Company’s common stock.  According to the agreement, the shares would be issued upon the closing of its public offering, which closed in March 2009. The number of shares that the Company issued to Mr. Li was equal to the debt amount of approximately $7,841,726 (as adjusted for currency fluctuations) divided by the offering price of the public offering.  Based on the offering price for the Company’s offering of $3.50 per share, the Company issued 2,240,493 shares of common stock to Mr. Li.  After giving effect to the conversion, the debt owed to Mr. Li was no longer outstanding and the Company does not have any outstanding debt owed to Mr. Li.  As a result of the conversion, the number of shares that Mr. Li beneficially owned increased from 12,204,667 shares to 14,445,160 shares.  This represented a 3.3% increase of Mr. Li’s ownership of the Company’s outstanding shares of common stock from 33.1% to 36.4%.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 12- OTHER GENERAL AND ADMINISTRATIVE

For the six months ended June 30, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following:
	June 30,
	2009	2008
Audit and accounting	$42,792	$7,783
Legal fees	220,000	18,543
Office expenses	921,035	593,622
Salary and wages	391,376	275,733
Consulting	112,781	56,580
Rent and utilities	26,453	81,065
Others	250,553	381
	$1,964,990	$1,033,707

NOTE 13- STATUTORY RESERVES

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 14- INCOME TAX

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

The provision for taxes on earnings consisted of:
	June 30,
	2009	2008
Current income taxes expenses:
PRC Enterprises Income Tax	$1,275,869	$975,084
United States Federal Income Tax	-	-
Total	$1,275,869	$975,084

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	June 30,
	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	25%	25%
Tax holiday and relief granted to the Subsidiary	-10%	-12.5%
Provision for income tax	15%	12.5%

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Lack of Insurance

The company does not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, the Company may incur uninsured losses, increasing the possibility that the investors would lose their entire investment in the Company.

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

NOTE 16 - OPERATING RISK

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

NOTE 17 - CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at June 30, 2009 and December 31, 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 18 - SEGMENT INFORMATION

The segment information for revenue is as follows:
		June 30,
		2009	2008
Standard audio and video equipment	China	$18,303,590	$16,743,723
	Europe	7,129,815	2,321,975
	North America	1,052,949	2,320,156
	Other Asian Countries	11,011,889	9,230,018
	South America	1,142,349	2,610,873
	Other Countries	1,078,487	89,577
Intelligent audio and video equipment	China	10,184,611	2,315,727
	Europe	4,069,275	-
	North America	641,052	4,788,582
	Other Asian Countries	8,468,199	7,661,188
	South America	1,242,768	-
	Other Countries	1,346,332	-
Other audio and video equipment	China	3,317,320	3,555,076
	Europe	333,039	-
	Other Asian Countries	794,775	-
Total		$70,116,450	$51,636,895

NOTE 19 - JULY 2008 INVESTOR RELATIONS AGREEMENT

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 20 - EARNINGS PER SHARE

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:
	June 30,
	2009	2008
Net income	$6,963,952	$6,345,427
Denominator:
Basic weighted-average shares outstanding	39,028,629	27,546,667
Effect of dilutive warrants	-	-
Basic weighted-average shares outstanding	39,028,629	27,546,667
Net income per share:
Basic	$0.18	$0.23
Diluted	$0.18	$0.23

NOTE 21 - COMMON STOCK WARRANTS

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

The summary of the status of the Company’s outstanding warrant activity is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2007	7,096,390		$0.0001
Warrants issued to shareholders	-	$
Warrants exercised	-		$-
Forfeited/canceled	6,149,723		$-
Balance December 31, 2008	946,667

Warrants issued to underwriter	55,000		$4.20
Warrants exercised	(946,667)		$-
Forfeited/canceled	-		$-
Balance June 30, 2009	55,000

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 22 – OMNIBUS INCENTIVE PLAN

On June 23, 2009, the NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan (the “Plan”) was approved and adopted. As approved by the Board and shareholders, the Plan reserved a total of 4.0 million shares authorized for issuance under the Plan. A description of the material terms of the Plan and complete copy of the Plan are included in the Company's definitive proxy statement filed with the SEC on April 30, 2009 in connection with the Annual Meeting. The material features of the Plan are summarized as follows:

The Compensation Committee of the Company’s Board of Directors (or the Board of Directors if so desired) (the “Committee”) has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Committee may grant awards to any employee, director, consultant or other person providing services to the Company or its affiliates. The maximum awards that can be granted under the Plan to a single participant in any calendar year will be 1 million shares of common stock (whether through grants of Options or Stock Appreciation Rights or other awards of common stock or rights with respect thereto) or $1 million in the form of cash-based incentive awards.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

As of June 30, 2009, no specific awards have been granted or are contemplated under the Plan. Also, the exact types and amounts of any future awards to be made to any eligible participants pursuant to the Plan are not presently determinable.  Due to the discretionary nature of the Plan, it is impossible to state who the participants in the Plan will be in the future or the number of options or other awards to be received by a person or group.

An aggregate of 4,000,000 shares of the Company’s common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. With respect to awards made under the Plan, shares of common stock underlying awards that are forfeited or canceled (as a result, for example, of the lapse of an option or a forfeiture of restricted stock), as well as any shares surrendered to or withheld by the Company in payment or satisfaction of the exercise price of a stock option or tax withholding obligations with respect to an award, will be available for additional grants under the Plan.  On the exercise of a SAR, only the number of shares actually issued will be counted against the number of shares reserved for grant under the Plan. Shares to be issued or purchased under the Plan will be authorized but unissued shares of common stock. Shares issued with respect to awards assumed by the Company in connection with acquisitions do not count against the total number of shares available for new awards under the Plan.

NOTE 23 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of NIVS IntelliMedia Technology Group exceed 25% of the consolidated net assets of NIVS IntelliMedia Technology Group. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 23- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

NIVS IntelliMedia Technology Group, Inc.

(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash	$-	$-

Other receivables	8

Investment in subsidiaries, at equity in net assets	62,307	46,521

Total Assets	62,315	46,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Due to subsidiaries	-	132

Total Current Liabilities	-	132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued

Common stock, $.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4

Additional Paid in Capital	21,717	12,663

Accumulated other comprehensive income	3,868	3,960

Statutory surplus reserve fund	3,569	3,569

Retained earnings (unrestricted)	33,157	26,193

Total Stockholders’ Equity (Deficit)	62,315	46,389

Total Liabilities and Shareholders' Equity	$62,315	$46,521

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 23- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

NIVS IntelliMedia Technology Group, Inc.

(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Other general and administrative	39	2	487	13

Total Expenses	39	2	487	13

Equity in undistributed income of subsidiaries	4,635	-	7,451	-

Income before income taxes	4,596	(2)	6,964	(13)

Provision for income tax	-	-	-	-

Net income	$4,596	$(2)	$6,964	$(13)

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008 are unaudited)

NOTE 23- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

NIVS IntelliMedia Technology Group, Inc.

(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:

Net income	$6,964	$(13)

Other receivables	(8)

Equity in undistributed income of subsidiaries	(7,451)	-

Net Cash (Used) by Operating Activities	(495)	(13)

Cash Flows from Investing Activities:

Capital contribution to subsidiaries	(8,559)	-

Net Cash (Used) by Investing Activities	(8,559)	-

Cash Flows from Financing Activities:

Advances from stockholders		15

Repayment to subsidiaries	-	-

Net proceeds of share issuance	9,054	-

Net Cash Provided by Financing Activities	9,054	15

Net increase/(decrease) in cash and cash equivalents	-	2

Cash and cash equivalents, beginning of period	-	1

Cash and cash equivalents, end of period	$-	$3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A small number of customers account for a very significant percentage of our revenue. For the six months ended June 30, 2009, we had two customers that each accounted for at least 5% of the revenues that we generated. These two customers accounted for a total of approximately 21.2% of our revenue for that period. During the six months ended June 30, 2009, we had one customer that accounted for more than 10% of our sales. The customer accounted for 11.78% of our sales.  The loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

Various factors may impact our company’s performance in different ways. Our ability to compete effectively in light of the short life cycle of many of our products is related to the amount of resources we invest in research and development and how quickly we are able to produce new product models to replace products with older functionality.  By upgrading our products, adding functionality, and improving technological specifications, we can increase the value of such products and the resulting product price, which can help compensate for losses associated with the short life cycle of many of our products and can help increase our revenue.  For example, the average selling price for certain of our existing speaker and CRT TV has been declining.  By adding functionality to our speaker to form a home theater system and shift CRT TV to LCDTV production, we believe we increased the value of such products and the resulting product price.

In addition, we have shifted our focus from one product to another product that we believe would increase our profitability.  For example, in the first six months of 2009, our sales revenue for LCDTV increased approximately 107.4%, respectively, compared to our sales revenue for the first six months of 2008. In the third quarter of 2008, with the private placement funds we received, we expanded our production scale in December and completed many orders. In the first six month of 2009, we completed an upgrade of our LCDTV to maintain the margin and attract more customers. As a result, we received more orders from customers than in previous years and, therefore, our sales of LCDTV-related products have increased.

In addition, during the first six months of 2009, our sales revenue for home theater was approximately $6.24 million, which represented an increase of approximately 79.83% compared to revenue of $3.47 million from the sale of home theater for the first six months of 2008. The increase in revenue for home theater resulted from an increase in sales volume. In the first six months of 2009, our sales volume for home theater increased approximately 62.24% as compared to the first six months of 2008. We believe the increase in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 60.5% of our revenues for the six months ended June 30, 2009, as compared to 65.2% for the six months ended June 30, 2008, and sales of products with our own brand accounted for approximately 39.5% of our revenues for the same period, as compared to 34.8% for the same period in 2008.

Results of Operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2009 and 2008 (unaudited) in dollars and as a percentage of revenue:

	For Three Months Ended				For Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008

	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$40,860	99.9%	24,861	99.6%	70,116	99.8%	51,637	99.7%
Other Sales	61	0.1%	93	0.4%	152	0.2%	156	0.3%
Cost of Goods Sold	(31,174)	-76.2%	(19,208)	-77.0%	(54,270)	-77.2%	39,591)	-76.4%
Gross Profit	9,748	23.8%	5,746	23.0%	15,999	22.8%	12,202	23.6%

Selling Expenses	2,127	5.2%	743	3.0%	3,268	4.7%	1,363	2.6%

General and administrative	-
Amortization	18	0.0%	17	0.1%	36	0.1%	33	0.1%
Depreciation	83	0.2%	66	0.3%	164	0.2%	161	0.3%
Bad debts	-	-	(68)	-0.3%	-	0.0%	384	0.7%
Others General and administrative	822	2.0%	272	1.1%	1,965	2.8%	1,034	2.0%
Total General and administrative	923	2.3%	287	1.1%	2,165	3.1%	1,613	3.1%
Research and development	763	1.9%	252	1.0%	1,335	1.9%	407	0.8%
Total operating expenses	3,813	9.3%	1,282	5.1%	6,769	9.6%	3,383	6.5%
Income from operations	5,934	14.5%	4,464	17.9%	9,230	13.1%	8,819	17.0%

Other income (expenses)					-
Government grant	67	0.2%			67	0.1%
Interest expense	(324)	-0.8%	(514)	-2.1%	(886)	-1.3%
Imputed interest	-	0.0%	(109)	-0.4%	-	0.0%	1,045)	-2.0%
Sundry income (expense), net	-	0.0%	(7)	0.0%	10	0.0%	(299)	-0.6%
Total other income (expenses)	(257)	-0.6%	(629)	-2.5%	(809)	-1.2%	9	0.0%
							1,335)	-2.6%
Income before non-controlling interest and income taxes	5,677	13.9%	3,835	15.4%	8,421	12.0%	7,484	14.4%
Income taxes	(962)	-2.4%	(470)	-1.9%	(1,276)	-1.8%	(975)	-1.9%

Net Income before noncontrolling interest	$4,715	11.5%	$3,365	13.5%	$7,145	10.2%	$6,509	12.6%
Noncontrolling interest	(120)	-0.3%	(79)	-0.3%	(181)	-0.3%	(164)	-0.3%
Net income attributable NIVS IntelliMedia Technology Group, Inc.	$4,595	11.2%	$3,286	13.2%	$6,964	9.9%	$6,345	12.3%

Three months ended June 30, 2009 and 2008

Revenues, which consist of sales of our products, were $40.9 million for the three months ended June 30, 2009, an increase of $16.0 million, or 64.4%, compared to $24.9 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products.  For the three months ended June 30, 2009, our sales revenue for standard audio equipment increased to $19.7 million, an increase of 61.7% compared to $12.2 million for the same period in 2008. Sales revenue for televisions increased to $6.4 million, an increase of 116.1% compared to $3.0 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment increased to $6.1 million, an increase of 90.9% compared to $2.9 million for the same period in 2008. For the three months ended June 30, 2009, our sales volume for standard audio equipment increased by 47.6% to 1.6 million pieces as compared to 1.1 pieces for the same period in 2008. The increase was due to product upgrades. For the three months ended June 30, 2009, our sales volume for televisions decreased by 27.6% to 0.6 million pieces as compared to 0.9 million pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment increased to 2.3 million pieces as compared to 0.3 million pieces for the same period in 2008. We believe the increase in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $31.2 million for the three months ended June 30, 2009, an increase of $12.0 million, or 62.3%, compared to $19.2 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the three months ended June 30, 2009 and 2008 was 76.1% and 77.2%, respectively.

Gross profit for the three months ended June 30, 2009 was $9.7 million, or 23.9% of revenues, compared to $5.7 million, or 22.8% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the first six month of 2009, the price of LCDTV and standard audio equipments which are large percentage of our sales increased. These factors caused the increase in gross margin.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $2.1 million for the three months ended June 30, 2009, an increase of $1.4 million, or 186.3%, compared to $0.7 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV) and marketing activities.

Research and development expenses were approximately $0.8 million for the three months ended June 30, 2009, an increase of approximately $0.5 million, or 202.3%, compared to $0.25 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $0.9 million for the three months ended June 30, 2009, an increase of $0.6 million, or 122%, compared to $0.3 million for the same period in 2008. The increase was primarily a result of increase in professional fees incurred as a result of being a publicly reporting company in the United States in the first six month of 2009.  We expect our general and administrative expenses to increase as a result of business expansion and professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.3 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the three months ended June 30, 2009.

Income tax provisions for the three months ended June 30, 2009 were approximately $1.0 million, as compared to approximately $0.5 million for the three months ended June 30, 2008. The increase was primarily due to an increase in the taxable income and the increase of the tax rate for the three months ended June 30, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the three months ended June 30, 2009 and June 30, 2008 were 15% and 12.5%, respectively.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $4.5 million for the three months ended June 30, 2009, an increase of $1.3 million, or 39.9%, compared to $3.2 million for the same period in 2008.

Six months ended June 30, 2009 and 2008

Revenues were $70.1 million for the six months ended June 30, 2009, an increase of $18.5 million, or 35.8%, compared to $51.6 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products.  For the six months ended June 30, 2009, our sales revenue for standard audio equipment increased to $37.2 million, an increase of 42.0% compared to $27.2 million for the same period in 2008. Sales revenue for televisions increased to $8.7 million, an increase of 107.1% compared to $4.2 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment increased to $19.0 million, an increase of 28.7% compared to $14.8 million for the same period in 2008. For the six months ended June 30, 2009, our sales volume for standard audio equipment increased by 49.7% to 2.9 million pieces as compared to 2.0 million pieces for the same period in 2008. The increase was due to product upgrades. For the six months ended June 30, 2009, our sales volume for televisions decreased by 24.8% to 0.9 million pieces as compared to 1.1 million pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment increased by 238.2% to 2.7 million pieces as compared to 0.8 million pieces for the same period in 2008. We believe the increase in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales were $54.3 million for the six months ended June 30, 2009, an increase of $14.7 million, or 37.1%, compared to $39.6 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the six months ended June 30, 2009 and 2008 was 77.2% and 76.4%, respectively.

Gross profit for the six months ended June 30, 2009 was $16.0 million, or 22.8% of revenues, compared to $12.2 million, or 23.6% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the first quarter of 2009, the sales price of standard audio equipment products, which accounted for a large percentage of our sales, decreased while some of the costs involved in production increased.  Gross profit improved in second quarter, partially offsetting the decrease in gross margin for the first six months of 2009.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $3.3 million for the six months ended June 30, 2009, an increase of $1.9 million, or 139.8%, compared to $1.4 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV) and marketing activities.

Research and development expenses were approximately $1.3 million for the six months ended June 30, 2009, an increase of approximately $0.9 million, or 228%, compared to $0.4 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses were $2.2 million for the six months ended June 30, 2009, an increase of $0.6 million, or 34.3%, compared to $1.6 million for the same period in 2008. The increase was primarily a result of increase in professional fees incurred as a result of being a publicly reporting company in the United States in the first six month of 2009.  We expect our general and administrative expenses to increase as a result of business expansion and professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.9 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the three months ended June 30, 2009.

Income tax provisions for the six months ended June 30, 2009 were approximately $1.3 million, as compared to approximately $1.0 million for the six months ended June 30, 2008. The increase was primarily due to an increase in the taxable income for the six months ended June 30, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the six months ended June 30, 2009 and June 30, 2008 were 15% and 12.5%, respectively.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $6.9 million for the six months ended June 30, 2009, an increase of $0.6 million, or 9.7%, compared to $6.3 million for the same period in 2008.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $0.3 million as of June 30, 2009, as compared to $0.5 million as of December 31, 2008. In addition, we also had approximately $14.6 million in restricted cash as of June 30, 2009, as compared to $11.7 million as of December 31, 2008. Our restricted cash is held as a security deposit for our recurring, short-term bank notes. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had negative working capital of approximately $8.4 million, $49.7 million, $18.6 million and $34.2 million as at June 30, 2009 and 2008 and as of December 31, 2008 and 2007, respectively. The decrease of negative working capital was largely caused by public offering fund raising and management attention to the aging of accounts payable.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $23.1 million, $5.4 million, $20.4 million, and  4.5 million, or 39.3%, 18%, 45.3%, and 18.0% of current assets, as at June 30, 2009 and 2008 and as of December 31, 2008 and 2007, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectibility of specific customer accounts, our history of bad debts, and the general condition of the industry. Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We experienced no bad debt expense in the six month of 2009 compared to $1.7 million in the fourth quarter of 2008.  Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

As of June 30, 2009, inventories amounted to $20.6 million, compared to $1.3 million at June 30, 2008. As of December 31, 2008, inventories amounted to $11.3 million, compared to $17.3 million as of December 31, 2007. We have experienced increased sales volume annually and, also, we launched promotion campaign in domestic market in the first six month of 2009; as a result, we expect to experience an increase in our inventory levels going forward, including both of raw material and finished goods.  We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products. We also maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $37.8 million, $31.6 million, $35.9 million and $28.6 million as at June 30, 2009 and 2008 and as of December 31, 2008 and 2007, respectively. These loans carry annual interest rates of approximately 2.5% to 7.4% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

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

In April 2009, WestPark Capital exercised its over-allotment option to purchase an additional of 82,500 shares of common stock.  The shares were sold a price of $3.50 per share for a gross proceed of $288,750.  Compensation incurred in the public offering included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $106,000 and $93,000 for the six months ended June 30, 2009 and 2008, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided in operating activities was $0.3 million for the six months ended June 30, 2009, compared to net cash provided in operating activities of $2.8 million for the six months ended June 30, 2008.  The decrease in net cash provided in operating activities was primarily due to an increase in inventories and accounts receivable. Our decrease in net cash provided in operating activities for the six months ended June 30, 2009 was partially offset by a decrease in advance to suppliers for purchase.

Investing activity during the six months ended June 30, 2009 and 2008 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $3.3 million for the six months ended June 30, 2009, compared to net cash used in investing activities of $2.8 million for the six months ended June 30, 2008. The increase in net cash used in investing activities was primarily due to our purchase of production equipment to expand our production scale in the first six months of 2009. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,283,997).  As of June 30, 2009, we had paid $3.3 million for the purchase of production equipment and plant renovation. The plant renovation and the equipment installation was completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542) was paid in January, 2009.

Net cash provided by financing activities amounted to $2.8 million for the six months ended June 30, 2009, compared to net cash used by financing activities of 1.2 million for the six months ended June 30, 2008.  The increase in cash provided by financing activities was primarily an increase in cash flow provided by bank loans financing and our IPO closing in March 2009.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2009 due to the deficiencies described below.

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

In January 2009, we engaged Protiviti as our consultant for improving our controls and procedures. Protiviti completed the first phase of its review in March 2009 and we received their comments and carried out the improvement processes accordingly in the following four months. We will have second phase review by Protiviti in August 2009 and will have the trial run to test the improved controls and procedures with the assistance of Protiviti.

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

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On June 23, 2009, we held our annual meeting of stockholders. Of the 39,646,207 shares eligible to vote, 28,723,969, or 72.5%, votes were returned, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I—Election of directors; Proposal II—Ratification of the appointment of Kempisty & Company Certified Public Accountants, P.C. as our independent auditors for the year ending December 31, 2009; and Proposal III —Approval of the NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan.

Proposal I—Election of Directors

The results of voting on these proposals are as follows:

Director	For	Withheld	Elected
Tianfu Li	28,686,616	37,353	Yes
Ruxiang Niu	28,686,616	37,353	Yes
Minghui Zhang	28,686,616	37,353	Yes
Gengqiang Yang	28,686,616	37,353	Yes
Charles Mo	28,686,616	37,353	Yes

All directors were elected at our annual meeting of stockholders.

Proposal II—Ratification of the appointment of Kempisty & Company Certified Public Accountants, P.C.. as our independent auditors for the year ending December 31, 2009.

Proposal II was approved with 28,608,108 shares voted for, 115,751 voted against and 110 abstained from voting, thereby, ratifying the appointment of Kempisty & Company Certified Public Accounts, P.C., as our independent auditors for the year ending December 31, 2009.

Proposal III—Approval of the NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan.

Proposal III was approved with 27,546,667 shares voted for, 314,156 voted against and 100 abstained from voting, thereby, approving the NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan.

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

NIVS IntelliMedia Technology Group, Inc.

Dated: August 12, 2009		/s/ Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer