Form 10-Q
period 2009-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2009-11-12
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 40,675,347 as of November 11, 2009.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

Part I. Financial Information

ITEM 1.                 FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$2,286,326	$461,504
Trade receivables, net (Note 3)	29,526,807	20,364,356
VAT refundable	228,845	1,094,090
Inventories, net (Note 5)	22,440,402	11,279,832
Restricted cash (Note 10)	5,579,619	11,681,595
Prepaid expenses and other receivables	24,682	81,690
Total current assets	60,086,681	44,963,067
Property and equipment, net (Note 6)	55,302,005	56,331,487
Advances to suppliers (Note 4)	14,558,721	15,286,028
Intangible assets, net (Note 7)	2,301,176	2,343,383
Total Assets	$132,248,583	$118,923,965

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable—trade	$4,434,623	$2,020,363
Customer deposit (Note 8)	65,042	1,393,171
Accrued liabilities and other payable	949,937	1,441,922
Various taxes payable	1,959,416	470,860
Short-term loans (Note 9)	40,387,647	35,871,715
Wages payable	526,202	800,744
Bank notes payable (Note 10)	8,742,092	18,849,201
Corporate tax payable	5,064,923	2,744,518
Total current liabilities	62,129,882	63,592,494
Due to shareholder (Note 11)	-	7,842,780
Total liabilities	62,129,882	71,435,274

Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholder equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Note 1)	4,068	3,686
Additional paid-in capital	21,717,239	12,663,513
Accumulated other comprehensive income	3,932,687	3,960,012
Statutory surplus reserve fund (Note 13)	3,568,869	3,568,869
Retained earnings (unrestricted)	39,414,109	26,193,371
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	68,636,972	46,389,451
Noncontrolling interest	1,481,729	1,099,240
Total Equity	70,118,701	47,488,691

Total Liabilities & Equity	$132,248,583	$118,923,965

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(In US Dollars)
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$52,384,695	$49,411,468	$122,501,145	$101,048,363
Other Sales	70,741	164,939	223,190	320,992
Cost of Goods Sold	(40,334,025)	(38,261,969)	(94,604,349)	(77,852,802)
Gross Profit	12,121,411	11,314,438	28,119,986	23,516,553

Selling Expenses	2,884,365	1,286,796	5,534,265	2,649,900

General and administrative
Amortization	24,270	18,003	60,063	51,491
Depreciation	83,903	87,859	248,227	249,068
Bad debts	-	424,299	-	808,401
Merger cost	-	1,783,586	-	1,783,586
Stock-based compensation	-	765,000	-	765,000
Others general and administrative (Note 12)	967,960	857,584	2,932,950	1,891,291
Total general and administrative	1,076,133	3,936,331	3,241,240	5,548,837
Research and development	1,122,003	261,141	2,457,478	668,323
Total operating expenses	5,082,501	5,484,268	11,232,983	8,867,060
Income from operations	7,038,910	5,830,170	16,887,003	14,649,493

Other income (expenses)
Government grant	335,459	21,506	402,382	21,506
Interest income	1	250,664	6	393,946
Interest expense	(404,087)	(517,857)	(1,290,312)	(1,563,094)
Imputed interest	-	(147,620)	-	(446,953)
Sundry income (expense), net	-	(31,544)	9,981	(22,370)
Total other income (expenses)	(68,627)	(424,851)	(877,943)	(1,616,965)

Income before noncontrolling interest and income taxes	6,970,283	5,405,319	16,009,060	13,032,528
Income taxes (Note 14)	(1,166,471)	(645,936)	(2,442,340)	(1,621,020)

Net income	5,803,812	4,759,383	13,566,720	11,411,508

Net income attributable to the noncontrolling interest	(165,238)	(196,195)	(345,982)	(363,328)

Net income attributable NIVS IntelliMedia Technology Group, Inc.	$5,638,574	$4,563,188	$13,220,738	$11,048,180

Basic earnings per share - net income attributable to NIVS's common shareholders	$0.14	$0.13	$0.33	$0.37

Weighed-average shares outstanding, Basic	40,675,347	34,147,201	39,595,543	29,746,845

Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.14	$0.13	$0.33	$0.37

Weighed-average shares outstanding, Diluted	40,675,347	34,844,197	39,862,552	29,979,177

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity and Comprehensive Income
For the Nine Months Ended September 30, 2009
(In US Dollars)
(unaudited)

	NIVS IntelliMedia Technology Group, Inc. and Subsidiaries

					Accumulated
			Additional	Statutory	Other	Retained	Total
	Common Stock		Paid-in	Reserve	Comprehensive	Earnings	Stockholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Equity	Interest	Income	Equity

Balance at December 31, 2008	36,855,714	$3,686	$12,663,513	$3,568,869	$3,960,012	$26,193,371	$46,389,451	$1,099,240		$47,488,691

Sale of 550,000 shares at $3.50 in IPO, net of issuance cost of $916,509	550,000	55	1,008,436	-	-	-	1,008,491			1,008,491

Issuance of 2,240,493 shares at $3.50 in exchange for "Li Debt"	2,240,493	224	7,841,502	-	-	-	7,841,726			7,841,726

Issuance of 946,640 shares upon exercise of 946,667 cashless warrants at $4.12 per share	946,640	95	(95)	-	-	-	-			-

Sale of 82,500 shares at $3.50, net of issuance cost of $84,859	82,500	8	203,883				203,891			203,891

Capital contributed from noncontrolling interest	-	-	-	-	-	-	-	38,920		38,920

Foreign currency translation adjustment	-	-		-	(27,325)	-	(27,325)	(2,413)	$(29,738)	(29,738)

Net income for the nine months ended September 30, 2009	-	-	-	-	-	13,220,738	13,220,738	345,982	13,566,720	13,566,720

Comprehensive Income	-	-	-	-	-	-	-		$13,536,982	-

Balance at September 30, 2009	40,675,347	$4,068	$21,717,239	$3,568,869	$3,932,687	$39,414,109	$68,636,972	$1,481,729		$70,118,701

	For the Nine Months Ended September 30,
	2009	2008

Net income	$13,566,720	$11,411,508

Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	(29,738)	1,620,302

Total other comprehensive income, net of tax	(29,738)	1,620,302

Comprehensive income	13,536,982	13,031,810

Comprehensive income attributable to the noncontrolling interest	(343,569)	(205,746)

Comprehensive income attributable to NIVS's common shareholders	$13,193,413	$12,826,064

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)

	For The Nine Months Ended
	September 30,
	2009	2008

Cash Flows From Operating Activities

Net Income	$13,220,738	$11,048,180
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	345,982	363,328
Imputed interest	-	446,953
Bad debts	-	808,401
Depreciation	4,380,877	3,575,811
Amortization	60,063	51,491
Stock-based compensation	-	765,000
Changes in operating assets and liabilities:
Account receivable-trade	(9,162,451)	(17,268,951)
Interest receivables	-	(393,919)
Advance to suppliers for purchases	727,307	(9,583,376)
Prepaid expenses and deposits	57,008	(2,569,116)
Inventories, net	(11,160,570)	10,499,518
Restricted cash	6,101,976	(2,334,918)
VAT refundable	865,245	-
Accounts payable, accrued liabilities and customer deposits	594,146	(4,925,735)
Various taxes payable	1,488,556	795,962
Wages payable	(274,542)	(237,039)
Corporate tax payable	2,320,405	604,280
Net cash provided by operating activities	9,564,740	(8,354,130)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,270,839)	(8,176,812)
Purchases of intangible assets	(55,161)	(28,674)
Due from related parties	-	(5,406,525)
Short-term investment, marketable securities	-	568,063
Net cash used in investing activities	(3,326,000)	(13,043,948)

Cash Flows From Financing Activities
Increase (decrease) in loans payable	4,515,932	3,020,190
Increase (decrease) in notes payable	(10,107,109)	10,607,071
Capital lease payable	-	-
Net proceeds of share issuance	1,212,382	10,487,474
Due to shareholder	-	(1,875,133)
Net cash provided by (used in) financing activities	(4,378,795)	22,239,602

Effect of exchange rate changes on cash	(35,123)	833,883
Net increase in cash and cash equivalents	1,824,822	1,675,407

Cash and cash equivalents, beginning of period	461,504	1,438,651

Cash and cash equivalents, end of period	$2,286,326	$3,114,058

Supplemental disclosure information:

Interest expense paid	$1,290,312	$1,045,237
Income taxes paid	$2,442,340	$975,084

Supplemental financial activities:
Exchange of Li debt for common stock	$7,841,726	$-
Issuance of shares for warrants exercise	$946,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Niveous was incorporated in British Virgin Islands (BVI) on October 31, 2003.  As at September 30, 2009, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Concurrently with the close of the Share Exchange, NIVS USA conducted an initial closing of a private placement transaction pursuant to which NIVS USA sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, NIVS USA conducted the second and final closing of the private placement pursuant to which NIVS USA sold an aggregate of 1,304,587 shares of common stock at $1.80 per share, for gross proceeds of approximately $2.3 million. Accordingly, NIVS USA sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of $11.8 million.  WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000. NIVS USA filed a registration statement covering the common stock sold in the Private Placement within 30 days of the closing of the Share that was declared effective by the Securities and Exchange  Commission ("SEC") in March 2009.

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

In April 2009, the underwriter to the Company’s public offering that closed in March 2009 exercised its over-allotment option to purchase an additional of 82,500 shares of common stock. The shares were sold to the underwriter at a price of $3.50 per share for gross proceeds of $288,750.  Compensation incurred in the public offering included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

NIVS USA and its subsidiaries – Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of operations and cash flows for the nine months ended September 30, 2009 and 2008, respectively.

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 10, 2009 the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

d.      Fair values of financial instruments

The Company adopted the standard for the Disclosures About Fair Value of Financial Instruments, which defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted the standard for “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e.      Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $1,246,367, $25,218, $3,606,650 and $33,004 on advertising expenses for the three and nine months ended September 30, 2009 and 2008, respectively.

f.      Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

        g.      Accounts receivable

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

        h.      Inventories

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

        i.      Property and equipment

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        j.      Intangible assets

The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights and computer software use rights.  Land-use rights are related to land the Company occupies in Guangdong Province, PRC and are being amortized on a straight-line basis over a period of 40 years. Computer software use rights are being amortized on a straight-line basis over a period of 10 years. All trademarks use rights are being amortized on a straight-line basis over a period of 10 years.

        k.      Impairment of long-lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard of “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

l.      Comprehensive income

The Company has adopted the standard of “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

        n.      Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions. Government grants are recognized as other income or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

        o.      Research and development costs

Research and development costs are expensed to operations as incurred. The Company spent $1,122,003, $261,141, $2,457,478 and $668,323, on direct research and development (“R&D”) efforts in the three and nine months ended September 30, 2009 and 2008, respectively.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        p.      Income taxes

The Company accounts for income taxes in accordance with the accounting standard which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company adopted the accounting standard for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2008	6.81710	6.93722
Nine months ended September 30, 2009	6.81756	6.82175
Three months ended September 30, 2009	6.81756	6.84110
Nine months ended September 30, 2008	6.83530	6,97500
Three months ended September 30, 2008	6.83530	6.82082

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        q.      Foreign currency translation (continued)

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Nine months ended September 30, 2009	7,75194	7.75014
Three months ended September 30, 2009	7.79154	7.75102
Nine months ended September 30, 2008	7.79730	7.76880
Three months ended September 30, 2008	7.79730	7.80007

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

        t.      Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        t.      Recently issued accounting pronouncements (continued)

In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. The Company adopted the standard beginning January 1, 2009. The provisions of the standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements.  The ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        t.      Recently issued accounting pronouncements (continued)

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 3 - TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	September 30,	December 31,
	2009	2008
Trade receivables	$32,904,589	$23,742,432
Allowance for doubtful accounts	(3,377,782)	(3,378,076)
Trade receivables, net	$29,526,807	$20,364,356

The provision for bad debts increased by $0, $424,299, $0 and $808,401 for three and  nine months ended September 30, 2009 and 2008, respectively, as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	20.09	2008
Beginning balance	$(3,373,367)	$(1,487,987)	$(3,378,076)	$(728,265)
Provision/(Reversal) during the period	-	(424,299)	-	(808,401)
Exchange rate effect	(4,415)	376,922	294	1,302
Ending balance	$(3,377,782)	$(1,535,364)	$(3,377,782)	$(1,535,364)

NOTE 4 - ADVANCES TO SUPPLIERS

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchase. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection:

The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the agreements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the year ended December 31, 2008 and nine months ended September 30, 2009.

For the nine months ended September 30, 2009, two suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 24% and 10%, respectively. Total purchases of each supplier in 2009 accounted for approximately, 10% and 3%, respectively.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 5 - INVENTORIES, NET

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead and do not contain general and administrative costs. Inventory consists of the following:

	September 30,	December 31,
	2009	2008
Raw material	$11,980,248	$10,692,030
Finished goods	10,701,035	828,700
Reserve for obsolete inventory	(240,881)	(240,898)
Inventory, net	$22,440,402	$11,279,832

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. There were no provisions made for the allowance for obsolescence for the three and nine months ended September 30, 2009 and 2008. The change in allowance for obsolescence for the three and nine months ended September 30, 2009 and 2008, respectively, as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Beginning balance	$(240,635)	$(106,200)	$(240,898)	$(105,391)
Provision/(Reversal) during the period			-
Foreign exchange adjustment	(246)	(254)	17	(1,063)
Ending balance	$(240,881)	$(106,454)	$(240,881)	$(106,454)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
Building	$16,645,424	$16,656,779
Molds	31,624,384	28,712,602
Machinery and Equipments	14,512,552	14,452,170
Electronic, office and other equipments	2,185,250	1,869,063
Automobiles	1,280,693	1,215,387
Construction in progress	1,518,349	1,506,717
Accumulated Depreciation	(12,464,647)	(8,081,231)
Property and equipments, net	$55,302,005	$56,331,487

The depreciation expense is $1,484,756, $1,228,344, $4,380,877 and $3,575,811 for three and nine months ended September 30, 2009 and 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cost of sales	$1,333,744	$1,118,260	$3,933,395	$3,293,779
Selling expenses	67,350	22,225	199,506	32,964
General and administrative expenses	83,652	87,859	247,976	249,068
Total	$1,484,746	$1,228,344	$4,380,877	$3,575,811

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 7 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30,	December 31,
	2009	2008
Land use rights	$2,755,889	$2,757,769
Computer software use rights	4,821	4,824
Trade mark	48,199	29,339
Accumulated amortization	(507,733)	(448,549)
Intangible assets, net	$2,301,176	$2,343,383

The amortization expense is $24,270, $ 18,003, $60,063 and $51,491 in the three and nine months ended September 30, 2009 and 2008, respectively, and are comprised of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
General and administrative expense	$24,270	$18,003	$60,063	$51,491

NOTE 8 - CUSTOMER DEPOSIT

The Company requires its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as liability when the Company receives it and are recognized as revenue after the total amount is paid off upon the delivery of the products. In its agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to be reworked, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the nine months ended September 30, 2009 and year ended December 31, 2008, the Company has had no costs related to a contract breach or product quality issue.

For the nine months ended September 30, 2009, only one customer in the aging list of the customer deposit and accounted 100%. Total sales to this customer in 2009 accounted for approximately 0%,

For the year ended December 31, 2008, two customers accounted for more than 10% of the customer deposit and each accounted approximately 26% and 12%, respectively. Total sales to each customer in 2008 accounted for approximately 1% and 4% of total sales, respectively.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 9 - SHORT TERM LOANS

Short term loans consist of the following:

	September 30,	December 31,
	2009	2008
Construction Bank	$19,818,594	$19,495,158
Defutai Bank	2,676,096	2,175,207
Nanyian Bank	5,576,405	6,683,487
Minsheng Bank	406,136	-
Shenzhen Development Bank	7,510,016	5,757,583
Pufa Bank	4,400,400	1,760,280
	$40,387,647	$35,871,715

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 3.54%~7.12% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights.

The annual interest rates are shown as follows:

	2009	2008
Construction Bank	3.54%	6.84%
Defutai Bank	4.50%	4.92%
Agricultural Bank	-	7.20%
Nanyian Bank	7.12%	6.84%
Minsheng Bank	4.14%	-
Shenzhen Development Bank	5.35%	6.48%
Pufa Bank	5.84%	7.20%

The Pufa bank loans are collateralized by two dormitory building and equipment.

The Minsheng bank loans are guaranteed by the Company’s accounts receivables.

NOTE 10 - RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	September 30,	December 31,
	2009	2008
Shanghai Pufa Bank	$2,024,184	$-
Shenzhen Development Bank	1,653,670	10,336,605
Construction Bank	5,064,238	8,512,596
	$8,742,092	$18,849,201

The bank notes have no interest bearing. Additionally, the banks charge a ½ of 1 percent fee on the amounts borrowed by the Company.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 10 - RESTRICTED CASH AND BANK NOTES PAYABLE (CONTINUED)

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	September 30,	December 31,
	2009	2008
Construction Bank,	$964,786	$1,753,433
Shenzhen Development Bank	1,932,362	9,923,397
Defutai Bank	501,037	-
Shenzhen Pingan Bank	-	4,765
Minsheng Bank	8,819	-
Nanyang Bank	148,431	-
Shanghai Pufa Bank	2,024,184	-
	$5,579,619	$11,681,595

NOTE 11 - DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	September 30,	December 31,
	2009	2008
Due to Mr. Li Tianfu	$-	$7,842,780

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Imputed interests	$-	$147,620	$-	$446,953

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 11 - DUE TO SHAREHOLDER (CONTINUED)

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 12 - OTHER GENERAL AND ADMINISTRATIVE

For the three and nine months ended September 30, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following events:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Audit and accounting	$102,477	$25,000	$145,269	$32,783
Legal fee	51,708	-	271,708	18,531
Office expenses	403,154	492,566	1,324,189	1,086,188
Salary and wages	130,695	203,413	522,071	479,146
Consulting	19,737	5,341	132,518	61,921
Utilities	13,343	137	39,796	81,202
Others	246,846	131,127	497,399	131,520
	$967,960	$857,584	$2,932,950	$1,891,291

NOTE 13 - STATUTORY RESERVES

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

NOTE 14 - INCOME TAX

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

The provision for taxes on earnings consisted of:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
PRC Enterprises Income Taxes	$1,166,471	$645,936	$2,442,340	$1,621,020
United States Federal Income Taxes	-	-	-	-
Total	$1,166,471	$645,936	$2,442,340	$1,621,020

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 14 - INCOME TAX (CONTINUED)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
U.S. statutory rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%	-34%	-34%
PRC preferential enterprise income tax rate	25%	25%	25%	25%
Tax holiday and relief granted to the Subsidiary	-10%	-12.5%	-10%	-12.5%
Provision for income tax	15%	12.5%	15%	12.5%

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

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

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

NOTE 17 - CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at September 30, 2009 and December 31, 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the nine months ended September 30, 2009, one customer had net sales exceeding 10% of the Company’s total net sales. For year ended December 31, 2008, three customers had net sales exceeding 10% of the Company’s total net sales of the quarter.

NOTE 18 - SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The segment information for revenue is as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
		2009	2008	2009	2008
Standard audio and	China	$7,867,689	$21,685,845	$26,171,279	$38,429,568
video equipment:	Europe	3,070,058	728,995	10,199,873	3,050,970
	North America	22,441	1,069,931	1,075,390	3,390,087
	Other Asian Countries	6,461,698	7,256,163	17,473,587	16,486,181
	South America	234,484	2,600,629	1,376,833	5,211,502
	Other Countries	3,434,120	813,077	4,512,607	902,654
Intelligent audio and	China	10,260,067	732,498	20,444,678	3,048,225
video equipment	Europe	4,686,425	-	8,755,700	-
	North America	26,485	601,505	667,537	5,390,087
	Other Asian Countries	9,099,927	7,575,247	17,568,126	15,236,435
	South America	272,188	-	1,514,956	-
	Other Countries	4,278,606	-	5,624,938	-
Other audio and	China	1,301,614	6,347,578	4,618,934	9,902,654
video equipment	Europe	381,513	-	714,552	-
	Other Asian Countries	987,380	-	1,782,155	-
	South America	-	-	-	-
Total		$52,384,695	$49,411,468	$122,501,145	$101,048,363

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income	$5,638,574	$4,563,188	$13,220,738	$11,048,180
Denominator:
Basic weighted-average shares outstanding	40,675,347	34,147,201	39,595,543	29,746,845
Effect of dilutive warrants	-	696,996	267,009	232,332
Diluted weighted-average shares outstanding	40,675,347	34,844,197	39,862,552	29,979,177
Net income per share:
Basic	$0.14	$0.13	$0.33	$0.37
Diluted	$0.14	$0.13	$0.33	$0.37

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 21 - COMMON STOCK WARRANTS

Since the inception of NIVS USA, the NIVS USA’s shareholders held an aggregate of 7,096,390 warrants. Immediately prior to the closing of the share exchange on July 25, 2008, the shareholders canceled an aggregate of 6,149,723 warrants such that the shareholders held an aggregate of 946,667 warrants immediately after the Share Exchange. On March 19, 2009, the shareholders exercised the aggregate warrants at $0.0001 per share in accordance with the cashless exercise provision in the underlying warrant agreements. The Company issued an aggregate of 946,640 shares of common stock for the cashless exercise of the 946,667 warrants at $4.12 per share.

In March 2009, NIVS USA completed a public offering of its commons stock and issued a warrant to purchase 55,000 shares at an exercise price of $4.20 per share. The warrant has 5 year term and is not exercisable until at least one year from the date of issuance.

The summary of the status of the Company’s outstanding warrant activity is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2007	7,096,390		$0.0001
Warrants issued to shareholders	-	$
Warrants exercised	-		$-
Forfeited/canceled	6,149,723		$-
Balance December 31, 2008	946,667

Warrants issued to underwriter	55,000		$4.20
Warrants exercised	(946,667)		$-
Forfeited/canceled	-		$-
Balance September 30, 2009	55,000

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

As of September 30, 2009, no specific awards have been granted or are contemplated under the Plan. Also, the exact types and amounts of any future awards to be made to any eligible participants pursuant to the Plan are not presently determinable.  Due to the discretionary nature of the Plan, it is impossible to state who the participants in the Plan will be in the future or the number of options or other awards to be received by a person or group.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 22 – OMNIBUS INCENTIVE PLAN (CONTINUED)

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

NOTE 23 - SUBSEQUENT EVENTS

On October 26, 2009, the Company started the construction on Phase II of its factory in Huizhou (“Phase II”), which will include a new manufacturing facility and dormitory. Phase II's manufacturing facility, adjacent to Phase I, will span approximately 36,000 square meters and will be dedicated to designing and making super thin LEDTVs, HD LCDTVs and 3G cell phones under the NIVS brand name and intended for distribution in China's domestic market. The expected production capacity will be 2 million TV sets and 1.5 million phones per year. The estimate completion date is April 30, 2010 for the manufacturing facility and June 30, 2010 for the dormitory. The total budget of the construction is RMB 53,500,000 (approximately $7,847,380).

On October 27, 2009, the Company has signed a letter of intent to manufacture mobile phones for China Telecom Corp. Ltd. ("China Telecom") to be used with China Telecom’s 3G networks, e-Surfing. The Company will be manufacturing two CDMA 3G mobile phone models, the NE16 and NE20. Both of these phones are dual-mode phones using the EVDO and GSM standards, making them compatible with both 2G and 3G networks. China Telecom will initially purchase five million mobile phones for their e-Surfing network from among approximately twenty approved mobile phone vendors. The specific amount NE16 and NE20 phones to be ordered in the initial phase will be determined at a later date.

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash	$-	$-
Other receivables	8
Investment in subsidiaries, at equity in net assets	68,629	46,521
Total Assets	68,637	46,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to subsidiaries	-	132
Due to Stockholders	-	-
Total Current Liabilities	-	132

COMMITMENTS AND CONTINGENCIES

Warrants Liabilities	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Additional Paid in Capital	21,717	12,663
Accumulated other comprehensive income	3,933	3,960
Statutory surplus reserve fund	3,569	3,569
Retained earnings (unrestricted)	39,414	26,193
Total Stockholders’ Equity (Deficit)	68,637	46,389
Total Liabilities & Shareholders' Equity	$68,637	$46,521

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Merger cost	-	944	-	944
Other general and administrative	184	21	671	34
Total Expenses	184	965	671	978

Warrant pricing				-

Equity in undistributed income of subsidiaries	6,441	12,026	13,892	12,026
Income before income taxes	6,257	11,061	13,221	11,048

Provision for income tax	-	-	-	-

Net income	$6,257	$11,061	$13,221	$11,048

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 24 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONSDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$13,221	$11,048
Other receivables	(8)
Equity in undistributed income of subsidiaries	(13,892)	(12,026)
Increase in due to subsidiaries	-	-
Net Cash (Used) by Operating Activities	(679)	(978)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(533)	(9,478)
Net Cash (Used) by Investing Activities	(533)	(9,478)

Cash Flows from Financing Activities:
Advances from stockholders
Repayment to stockholders		(33)
Repayment to subsidiaries	-	-
Proceeds from issuance of shares		-
Proceeds from issuance of warrants		-
Net proceeds of share issurance	1,212	10,488
Net Cash Provided by Financing Activities	1,212	10,455

Net increase/(decrease) in cash and cash equivalents	-	(1)
Cash and cash equivalents, beginning of period	-	1
Cash and cash equivalents, end of period	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A small number of customers account for a very significant percentage of our revenue. For the nine months ended September 30, 2008, we had three customers that each accounted for at least 5% of the revenues that we generated. These three customers accounted for a total of approximately 28.3 % of our revenue for that period. During the nine months ended September 30, 2008, we had one customer that accounted for more than 10% of our sales. The customer accounted for 13.1 % of our sales.  The loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

Various factors may impact our company’s performance in different ways. Our ability to compete effectively in light of the short life cycle of many of our products is related to the amount of resources we invest in research and development and how quickly we are able to produce new product models to replace products with older functionality.  By upgrading our products, adding functionality, and improving technological specifications, we can increase the value of such products and the resulting product price, which can help compensate for losses associated with the short life cycle of many of our products and can help increase our revenue.  For example, the average selling price for certain of our existing speaker and CRT TV has been declining.  By adding functionality and developing new design to our speaker to form new intelligent audio and video equipment and shift CRT TV to LCDTV production, we believe we increased the value of such products and the resulting product price.

In addition, we have shifted our focus from one product to another product that we believe would increase our profitability.  For example, in the first nine months of 2009, our sales revenue for LCDTV increased approximately 38.8%, respectively, compared to our sales revenue for the first nine months of 2008.

During the first nine months of 2009, our sales revenue for new intelligent audio and video equipment was approximately $54.5 million, which represented an increase of approximately 52.4% compared to revenue of $34.8 million from the sale of intelligent audio and video equipment for the first nine months of 2008. The increase in revenue for new intelligent audio and video equipment resulted from an increase in sales volume. In the first six months of 2009, our sales volume for home theater increased approximately 66.1% as compared to the first six months of 2008. We believe the increase in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 56.1% of our revenues for the nine months ended September 30, 2009, as compared to 64.8% for the nine months ended September 30, 2008, and sales of products with our own brand accounted for approximately 43.9 % of our revenues for the same period, as compared to 35.2 % for the same period in 2008.

Results of Operations

The following table sets forth information from our statements of operations for the three months ended September 30, 2009 and 2008 (unaudited) in dollars and as a percentage of revenue:

	For Three Months Ended				For Nine months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$52,385	99.9%	49,411	99.7%	122,501	99.8%	101,048	99.7%
Other Sales	71	0.1%	165	0.3%	223	0.2%	321	0.3%
Cost of Goods Sold	(40,334)	-76.9%	(38,262)	-77.2%	(94,604)	-77.1%	(77,853)	-76.8%
Gross Profit	12,121	23.1%	11,314	22.8%	28,120	22.9%	23,517	23.2%

Selling Expenses	2,884	5.5%	1,287	2.6%	5,534	4.5%	2,650	2.6%

General and administrative
Amortization	24	0.0%	18	0.0%	60	0.0%	51	0.1%
Depreciation	84	0.2%	88	0.2%	248	0.2%	249	0.2%
Bad debts	-	0.0%	424	0.9%	-	0.0%	808	0.8%
Merger cost	-	0.0%	1,784	3.6%	-	0.0%	1,784	1.8%
Stock-based compensation	-	0.0%	765	1.5%	-	0.0%	765	0.8%
Others General and administrative	968	1.8%	858	1.7%	2,933	2.4%	1,891	1.9%
Total General and administrative	1,076	2.1%	3,936	7.9%	3,241	2.6%	5,549	5.5%
Research and development	1,122	2.1%	261	0.5%	2,457	2.0%	668	0.7%
Total operating expenses	5,083	9.7%	5,484	11.1%	11,233	9.2%	8,867	8.7%
Income from operations	7,039	13.4%	5,830	11.8%	16,887	13.8%	14,649	14.5%

Other income (expenses)
Government grant	335	0.6%	22	0.0%	402	0.3%	22	0.0%
Interest income	-		251	0.5%	-	0.0%	394	0.4%
Interest expense	(404)	-0.8%	(518)	-1.0%	(1,290)	-1.1%	(1,563)	-1.5%
Imputed interest	-		(148)	-0.3%	-	0.0%	(447)	-0.4%
Sundry income (expense), net	-		(32)	-0.1%	10	0.0%	(22)	0.0%
Total other income (expenses)	(69)	0.1%	(425)	-0.9%	(878)	-0.7%	(1,617)	-1.6%

Income before minority interest and income taxes	6,970	13.3%	5,405	10.9%	16,009	13.0%	13,033	12.9%
Income taxes	(1,166)	-2.2%	(646)	-1.3%	(2,442)	-2.0%	(1,621)	-1.6%
Minority interest

Net Income	$5,804	11.1%	$4,759	9.6%	$13,567	11.1%	$11,412	11.3%

Three months ended September 30, 2009 and 2008

Revenues, which consist of sales of our products, were $52.4 million for the three months ended September 30, 2009, an increase of $3.0 million, or 6.0%, compared to $49.4 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products. For the three months ended September 30, 2009, our sales revenue for standard audio equipment increased to $18.7 million, a decrease of 35.4% compared to $28.9 million for the same period in 2008. Sales revenue for televisions decreased to $5.8 million, a decrease of 15.8% compared to $6.8 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment increased to $25.3 million, an increase of 200.0% compared to $8.4 million for the same period in 2008. For the three months ended September 30, 2009, our sales volume for standard audio equipment decreased by 29.4% to 1.0 million pieces as compared to 1.5 million pieces for the same period in 2008. The decrease was due to product upgrades to the intelligent products from standard products. For the three months ended September 30, 2009, our sales volume for televisions decreased by 34.3% to 42,000 pieces as compared to 64,000 pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment increased by 184.4% to 0.9 million pieces as compared to 320,000 pieces for the same period in 2008. We believe the increase in intelligent equipment sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Costs of sales, which include raw material, labor and manufacturing overhead, were $40.3 million for the three months ended September 30, 2009, an increase of $2.0 million, or 5.4%, compared to $38.3 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the three months ended September 30, 2009 and 2008 was 76.9 % and 77.2%, respectively.

Gross profit for the three months ended September 30, 2009 was $12.1 million, or 23.1 % of revenues, compared to $11.3 million, or 22.8% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the third quarter of 2009, the price of intelligent audio and video equipment which are large percentage of our sales increased and some of the costs involved in production decreased. These factors caused the increase in gross margin.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $2.9 million for the three months ended September 30, 2009, an increase of $1.6 million, or 124.2%, compared to $1.3 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV) and marketing activities.

Research and development expenses were approximately $1.1 million for the three months ended September 30, 2009, an increase of approximately $0.8 million, or 329.7%, compared to $0.3 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $1.1 million for the three months ended September 30, 2009, a decrease of $2.9 million, or 265.8%, compared to $4.0 million for the same period in 2008. The decrease was primarily a result of a decrease in the expense related to merger and financing in 2008.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the three months ended September 30, 2009.

Income tax provisions for the three months ended September 30, 2009 were approximately $1.2 million, as compared to approximately $0.6 million for the three months ended September 30, 2008. The increase was primarily due to an increase in the taxable income for the three months ended September 30, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the three months ended September 30, 2009 and September 30, 2008 were 15% and 12.5%, respectively.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $5.8 million for the three months ended September 30, 2009, an increase of $1.0 million, or 21.9%, compared to $4.8 million for the same period in 2008.

Nine months ended September 30, 2009 and 2008

Revenues were $122.5 million for the nine months ended September 30, 2009, an increase of $21.5 million, or 21.2%, compared to $101.0 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products. For the nine months ended September 30, 2009, our sales revenue for standard audio equipment decreased to $56.4 million, a decrease of 4.3% compared to $58.9 million for the same period in 2008. Sales revenue for televisions increased to $17.6 million, an increase of 34.3% compared to $13.1 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment increased to $41.3 million, an increase of 101.8% compared to $20.5 million for the same period in 2008. For the nine months ended September 30, 2009, our sales volume for standard audio equipment decreased by 3.6% to 3.0 million pieces as compared to 3.1 million pieces for the same period in 2008.  The decrease was due to product upgrades to the intelligent products from standard products.  For the nine months ended September 30, 2009, our sales volume for televisions increased by 25.3% to 124,000 pieces as compared to 99,000 pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment increased by 107.2% to 1.5 million pieces as compared to 0.7 million pieces for the same period in 2008. We believe the increase in sales revenue and volume of intelligent equipment are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Costs of sales were $94.6 million for the nine months ended September 30, 2009, an increase of $16.8. million, or 21.5%, compared to $77.8 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the nine months ended September 30, 2009 and 2008 was 77.1   % and 76.8%, respectively.

Gross profit for the nine months ended September 30, 2009 was $28.1 million, or 22.9 % of revenues, compared to $23.5 million, or 23.2% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the nine months of 2009, the price of standard audio equipments which are large percentage of our sales decreased and some of the costs involved in production increased; however, its effect is partially offset by increase in the new intelligent products. These factors caused the small decrease in gross margin

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $5.5 million for the nine months ended September 30, 2009, an increase of $2.8 million, or 108.8%, compared to $2.7 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV), internet advertising, and marketing activities.

Research and development expenses were approximately $2.5 million for the nine months ended September 30, 2009, an increase of approximately $1.8 million, or  267.7%, compared to $0.7 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses were $3.2 million for the nine months ended September 30, 2009, a decrease of $2.3 million, or 41.6%, compared to $5.5 million for the same period in 2008. The decrease was primarily a result of no bad debt expense in the first quarter of 2009.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $1.3 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the nine months ended September 30, 2009.

Income tax provisions for the nine months ended September 30, 2009 were approximately $2.4 million, as compared to approximately $1.6 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in the taxable income for the nine months ended September 30, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 15 % and 12.5%, respectively.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $13.6 million for the nine months ended September 30, 2009, an increase of $2.2 million, or 18.9%, compared to $11.4 million for the same period in 2008.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $2.3 million as of September 30, 2009, as compared to $0.5 million as of December 31, 2008. In addition, we also had approximately $5.6 million in restricted cash as of September 30, 2009, as compared to $11.7 million as of December 31, 2008. Our restricted cash is held as a security deposit for our recurring, short-term bank notes. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had negative working capital of approximately $2.0 million, and $18.6 million as at September 30, 2009 and as of December 31, 2008, respectively. The decrease of negative working capital was largely caused by public offering fund raising and management attention to the aging of accounts payable.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $29.5 million, $20.4 million, or 49.1%, 45.3%, and of current assets, as at September 30, 2009 and as of December 31, 2008, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectibility of specific customer accounts, our history of bad debts, and the general condition of the industry. Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We experienced no bad debt expense in the nine months ended as of September 30, 2009 compared to $0.8 million for the same period in 2008. We believed it was appropriate to maintain the reserve balance for doubtful accounts primarily due to a decrease in the aging of our accounts receivable with a growth in our outstanding receivables as of September 30, 2008, and the general decline in the domestic and global economy. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

As of September 30, 2009, inventories amounted to $22.4 million, compared to $11.3 million as of December 31, 2008. We have experienced increased sales volume annually and, also, we launched promotion campaign in domestic market in the first quarter of 2009; as a result, we need to maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign. We expect to experience increase in our inventory levels going forward, including both of raw material and finished goods.  We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $40.4 million, $36.1 million, $35.9 million and $28.6 million as at September 30, 2009 and 2008 and as of December 31, 2008 and 2007, respectively. These loans carry annual interest rates of approximately 3.54% to 7.12% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li.  In these loan transactions, we would borrow funds from Mr. Li.  As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd.  In addition, our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li.  These entities controlled by Mr. Li are NIVS Investment  (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”).  Our loans to related parties also include a loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd. in the amount of 38,474,900 RMB, which is equal to approximately U.S. $5.5 million. The note carried an interest rate of 1.5% per month and was guaranteed by Hyundai Light and Electric (HZ) Co Ltd.

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

As presented in our statements of cash flows in our financial statements, the cash payments directly to and from our largest shareholder, Mr. Li, are reflected as “Due to Shareholder” and are classified as financing activities pursuant to the standards within Accounting Standard Codification 230-10-45, which provides that “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed.”  The loan transactions with the related parties are classified as investing activity in accordance with the standards within Accounting Standard Codification 230-10-45 as the related parties are not “owners” of our company as described in the standards within Accounting Standard Codification 230-10-45 since the entities do not own equity in our company.  In addition, Mr. Li, from July 2008, has not owned any part of Hyundai Light & Electric (Int’l) Holding Limited, and Mr. Li has never had any ownership interest of the supplier of Hyundai Light & Electric (Int’l) Holding Limited that was the holder of the note.  The loans to the related parties were not a borrowing of funds by us, nor a repayment of funds borrowed by an owner.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $120,000 and $160,000for the nine months ended September 30, 2009 and 2008, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

Net cash provided in operating activities was $9.6 million for the nine months ended September 30, 2009, compared to net cash used in operating activities of $8.3 million for the nine months ended September 30, 2008.  The increase in net cash provided in operating activities was primarily due to a decrease in advances to suppliers and a decrease in accounts receivable. Our increase in net cash provided in operating activities for the nine months ended September 30, 2009 was partially offset by an increase in cash used in inventories in response to increasing material prices and demand of our products.

Investing activity during the nine months ended September 30, 2009 and 2008 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $3.3 million for the nine months ended September 30, 2009, compared to net cash used in investing activities of $13.0 million for the nine months ended September 30, 2008. The decrease in net cash used in investing activities was primarily due to the completion of our new plant renovation in 2008. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,283,997).  As of June 30, 2009, we had paid $3.3 million for the purchase of production equipment and plant renovation. The plant renovation and the equipment installation were completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542) was paid in January, 2009.

Net cash used in financing activities amounted to $4.4 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of 22.2 million for the nine months ended September 30, 2008.  The increase in cash used in financing activities was primarily an increase in cash flow provided by bank loans and our IPO closing in March 2009 and partially offset by a decrease in various notes payable financing.

In October 2009, we commenced construction on Phase II of our factory in Huizhou (Phase II), which will include a new manufacturing facility and dormitory. Phase II's manufacturing facility, adjacent to Phase I, will span approximately 36,000 square meters and will be dedicated to designing and making super thin LEDTVs, HD LCDTVs and 3G cell phones under the NIVS brand name and intended for distribution in China's domestic market. The expected production capacity will be 2 million TV sets and 1.5 million phones per year. Construction is scheduled to be completed during the second quarter of 2010, and the manufacturing facility is expected to be operational later that same quarter.  The estimate completion date is April 30, 2010 for the manufacturing facility and June 30, 2010 for the dormitory. Total budget of the construction is RMB 53,500,000 ($7,847,380).

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through financing will be sufficient to fund current our capital needs. We expect that our primary sources of funding for our operations for this year will result from our continued use of bank loans and bank notes and cash flow from operations to fund our operations during this year. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2008. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2008 with the SEC on March 31, 2009.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2009 due to the deficiencies described below.

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

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

NIVS IntelliMedia Technology Group, Inc.

Dated: November 11, 2009	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer