Form 10-Q/A
period 2009-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2010-02-23
CIK 1403795

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by NIVS IntelliMedia Technology Group, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 12, 2009 (the “Original Filing”), is being filed to reflect revisions to Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Controls and Procedures, and Exhibits.

The Company has revised its financial statements for the three and nine months ended September 30, 2009 and as of September 30, 2009 to reflect various adjustments to account for restatements made due to (i) an overstatement of selling expenses of approximately $618,000 for the three months ended September 30, 2009, and (ii) an addition of “Cost of goods sold”, “Selling expense” and “Other general and administrative” expense for the three and nine months ended September 30, 2009 in the amount of approximately $870,000 related to the Company’s non-payment of contributions to PRC housing provident funds for its employees as required under PRC regulations.  In addition, we have reclassified restricted cash in the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 from “Cash flows from operating activities” to “Cash flows from investing activities”.

This Form 10-Q/A only amends information in Item 1 (Financial Statements), Item 1A (Risk Factors), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), Item 4 (Controls and Procedures), and Item 6 (Exhibits).  Other Items presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q/A

For the Quarterly Period Ended September 30, 2009

INDEX

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited) (Restated)

Assets
Current Assets
Cash and cash equivalents	$2,286,326	$461,504
Trade receivables, net (Note 4)	29,526,807	20,364,356
VAT refundable	228,845	1,094,090
Inventories, net (Note 6)	22,440,402	11,279,832
Restricted cash (Note 11)	5,579,619	11,681,595
Prepaid expenses and other receivables	24,682	81,690
Total current assets	60,086,681	44,963,067
Property and equipment, net (Note 7)	55,302,005	56,331,487
Advances to suppliers (Note 5)	14,558,721	15,286,028
Intangible assets, net (Note 8)	2,301,176	2,343,383
Total Assets	$132,248,583	$118,923,965

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable—trade	$4,434,623	$2,020,363
Customer deposit (Note 9)	65,042	1,393,171
Accrued liabilities and other payable	1,819,937	1,441,922
Various taxes payable	1,959,416	470,860
Short-term loans (Note 10)	40,387,647	35,871,715
Wages payable	526,202	800,744
Bank notes payable (Note 11)	8,742,092	18,849,201
Corporate tax payable	4,932,266	2,744,518
Total current liabilities	62,867,225	63,592,494
Due to shareholder (Note 12)	-	7,842,780
Total liabilities	62,867,225	71,435,274

Commitments and contingencies (Note 16)	-	-

Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholder equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Note 2)	4,068	3,686
Additional paid-in capital	21,717,239	12,663,513
Accumulated other comprehensive income	3,932,687	3,960,012
Statutory surplus reserve fund (Note 14)	3,568,869	3,568,869
Retained earnings (unrestricted)	38,695,199	26,193,371
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	67,918,062	46,389,451
Noncontrolling interest	1,463,296	1,099,240
Total Equity	69,381,358	47,488,691
Total Liabilities & Equity	$132,248,583	$118,923,965

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Operations
 (In US Dollars)
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)

Revenue	$52,384,695	$49,411,468	$122,501,145	$101,048,363
Other Sales	70,741	164,939	223,190	320,992
Cost of Goods Sold	(40,956,192)	(38,261,969)	(95,226,516)	(77,852,802)
Gross Profit	11,499,244	11,314,438	27,497,819	23,516,553

Selling Expenses	2,327,577	1,286,796	5,595,689	2,649,900

General and administrative
Amortization	24,270	18,003	60,063	51,491
Depreciation	83,903	87,859	248,227	249,068
Bad debts	-	424,299	-	808,401
Merger cost	-	1,783,586	-	1,783,586
Stock-based compensation	-	765,000	-	765,000
Others general and administrative (Note 13)	1,154,369	857,584	3,119,359	1,891,291
Total general and administrative	1,262,542	3,936,331	3,427,649	5,548,837
Research and development	1,122,003	261,141	2,457,478	668,323
Total operating expenses	4,712,122	5,484,268	11,480,816	8,867,060

Income from operations	6,787,122	5,830,170	16,017,003	14,649,493

Other income (expenses)
Government grant	335,459	21,506	402,382	21,506
Interest income	1	250,664	6	393,946
Interest expense	(404,087)	(517,857)	(1,290,312)	(1,563,094)
Imputed interest	-	(147,620)	-	(446,953)
Sundry income (expense), net	-	(31,544)	9,981	(22,370)
Total other income (expenses)	(68,627)	(424,851)	(877,943)	(1,616,965)

Income before noncontrolling interest and income taxes	6,718,495	5,405,319	15,139,060	13,032,528
Income taxes (Note 15)	(1,033,814)	(645,936)	(2,309,683)	(1,621,020)
Net income	5,684,681	4,759,383	12,829,377	11,411,508
Net income attributable to the noncontrolling interest	(146,805)	(196,195)	(327,549)	(363,328)
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$5,537,876	$4,563,188	$12,501,828	$11,048,180

Basic earnings per share - net income attributable to NIVS's common shareholders	$0.14	$0.13	$0.32	$0.37

Weighted-average shares outstanding, Basic	40,675,347	34,147,201	39,595,543	29,746,845

Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.14	$0.13	$0.31	$0.37

Weighted-average shares outstanding, Diluted	40,675,347	34,844,197	39,862,552	29,979,177

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
 (In US Dollars)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2009	2008
	(Restated)
Cash Flows From Operating Activities
Net Income	$12,829,377	$11,411,508
Adjustments to reconcile net income to net cash provided by operating activities:
Imputed interest	-	446,953
Bad debts	-	808,401
Depreciation	4,380,877	3,575,811
Amortization	60,063	51,491
Stock-based compensation	-	765,000
Changes in operating assets and liabilities:
Account receivable-trade	(9,162,451)	(17,268,951)
Interest receivables	-	(393,919)
Advance to suppliers for purchases	727,307	(9,583,376)
Prepaid expenses and deposits	57,008	(2,569,116)
Inventories, net	(11,160,570)	10,499,518
VAT refundable	865,245	-
Accounts payable, accrued liabilities and customer deposits	1,464,146	(4,925,735)
Various taxes payable	1,488,556	795,962
Wages payable	(274,542)	(237,039)
Corporate tax payable	2,187,748	604,280
Net cash provided by (used in) operating activities	3,462,764	(6,019,212)

Cash Flows From Investing Activities
Purchases of property and equipment	(3,270,839)	(8,176,812)
Purchases of intangible assets	(55,161)	(28,674)
Due from related parties	-	(5,406,525)
Changes in restricted cash	6,101,976	(2,334,918)
Short-term investment, marketable securities	-	568,063
Net cash provided by (used in) investing activities	2,775,976	(15,378,866)

Cash Flows From Financing Activities
Increase (decrease) in loans payable	4,515,932	3,020,190
Increase (decrease) in notes payable	(10,107,109)	10,607,071
Capital lease payable	-	-
Net proceeds of share issuance	1,212,382	10,487,474
Due to shareholder	-	(1,875,133)
Net cash provided by (used in) financing activities	(4,378,795)	22,239,602

Effect of exchange rate changes on cash	(35,123)	833,883

Net increase in cash and cash equivalents	1,824,822	1,675,407
Cash and cash equivalents, beginning of period	461,504	1,438,651
Cash and cash equivalents, end of period	$2,286,326	$3,114,058

Supplemental disclosure information:
Interest expense paid	$1,290,312	$1,045,237
Income taxes paid	$2,442,340	$975,084
Supplemental financial activities:
Exchange of Li debt for common stock	$7,841,726	$-
Issuance of shares for warrants exercise	$946,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On February 17, 2010, the Company discovered that its financial statements for the three months ended September 30, 2009 should not be relied upon due to an error in the accounting record of selling expenses, resulting in an overstatement of the Company’s selling expenses for the period.  The Company also noted that its financial statements for the three and nine months ended September 30, 2009 should not be relied upon due to an error in the accounting treatment of unrecorded liabilities, resulting in an understatement of the Company’s liabilities and expenses for the periods.

Authorized officers of the Company’s Board of Directors concluded on February 17, 2010 that the Company should restate the financial statements described above and file an amendment to the Quarterly Report on Form 10Q filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2010.

 In addition, the Company reclassified the change in restricted cash on its Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 from “Cash flows from operating activities” to “Cash flows from investing activities”.

Effects of Restatements

To correct the above noted errors, the Company has restated the accompanying Consolidated Balance Sheets as of September 30, 2009, its Consolidated Statements of Operations for the three and nine months ended September 30, 2009, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, and the notes to the consolidated financial statements.

The following is a summary items affected by the corrections described above:

Consolidated Balance Sheets

	As of September 30, 2009
	As previously
	reported	Adjustments	As restated
Accrued liabilities and other payable	$949,937	$870,000	$1,819,937
Corporate tax payable	5,064,923	(132,657)	4,932,266
Total current liabilities	62,129,882	737,343	62,867,225
Total liabilities	62,129,882	737,343	62,867,225
Retained earnings (unrestricted)	39,414,109	(718,910)	38,695,199
Total NIVS IntelliMedia Technology Group, Inc. Shareholder’s Equity	68,636,972	(718,910)	67,918,062
Noncontrolling interest	1,481,729	(18,433)	1,463,296
Total Equity	$70,118,701	$(737,343)	$69,381,358

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Effects of Restatements (continued)

Consolidated Statements of Operations

	For the three months ended
	September 30, 2009
	As previously
	reported	Adjustments	As restated
Cost of goods sold	$(40,334,025)	$(622,167)	$(40,956,192)
Gross profit	12,121,411	(622,167)	11,499,244
Selling expenses	2,884,365	(556,788)	2,327,577
Other general and administrative	967,960	186,409	1,154,369
Total general and administrative	1,076,133	186,409	1,262,542
Total operating expenses	5,082,501	(370,379)	4,712,122
Income from operations	7,038,910	(251,788)	6,787,122
Income before noncontrolling interest and income taxes	6,970,283	(251,788)	6,718,495
Income taxes	(1,166,471)	132,657	(1,033,814)
Net income	5,803,812	(119,131)	5,684,681
Net income attributable to the noncontrolling interest	(165,238)	18,433	(146,805)
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$5,638,574	$(100,698)	$5,537,876

	For the nine months ended
	September 30, 2009
	As previously
	reported	Adjustments	As restated
Cost of goods sold	$(94,604,349)	$(622,167)	$(95,226,516)
Gross profit	28,119,986	(622,167)	27,497,819
Selling expenses	5,534,265	61,424	5,595,689
Other general and administrative	2,932,950	186,409	3,119,359
Total general and administrative	3,241,240	186,409	3,427,649
Total operating expenses	11,232,983	247,833	11,480,816
Income from operations	16,887,003	(870,000)	16,017,003
Income before noncontrolling interest and income taxes	16,009,060	(870,000)	15,139,060
Income taxes	(2,442,340)	132,657	(2,309,683)
Net income	13,566,720	(737,343)	12,829,377
Net income attributable to the noncontrolling interest	(345,982)	18,433	(327,549)
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$13,220,738	(718,910)	12,501,828
Basic earnings per share - net income attributable to NIVS's common shareholders	$0.33	(0.01)	0.32
Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.33	$(0.02)	$0.31

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Effects of Restatements (continued)

Consolidated Statements of Cash Flows

	For the nine months ended
	September 30, 2009
	As previously
	reported	Adjustments	As restated
Net income	$13,566,720	$(737,343)	$12,829,377
Accounts payable, accrued liabilities and customer deposits	594,146	870,000	1,464,146
Corporate tax payable	$2,320,405	$(132,657)	$2,187,748

Reclassification of Items on Statement of Cash Flows

The change of the restricted cash of $6,101,976 and $2,334,918 for the nine months ended September 30, 2009 and 2008, respectively, which were originally reflected in the movement of restricted cash under “Cash flows from operating activities”, was reclassified to reflect in the movement of restricted cash under “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.

The reclassification has no impact on the Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, and the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

The following is a summary of the changes described above:

	For the nine months ended September 30, 2009
	As previously reported	As revised
Net cash provided by operating activities	$9,564,740	$3,462,764
Net cash provided by (used in) investing activities	$(3,326,000)	$2,775,976

	For the nine months ended September 30, 2008
	As previously reported	As revised
Net cash used in operating activities	$(8,354,130)	$(6,019,212)
Net cash used in investing activities	$(13,043,948)	$(15,378,866)

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 2 - DESCRIPTION OF BUSINESS AND ORGANIZATION

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

In June 2008, Niveous entered into a share exchange agreement with SRKP 19, Inc., a Delaware corporation, and all of the shareholders of Niveous. Pursuant to the exchange agreement, as it was amended (the “Exchange Agreement”), SRKP 19 agreed to issue an aggregate of 27,546,667 shares of its common stock in exchange for all of the issued and outstanding securities of Niveous (the “Share Exchange”).The Share Exchange closed in July 2008. Upon the closing of the Share Exchange on July 25, 2008, SRKP 19 issued an aggregate of 27,546,667shares of its common stock to the shareholders of Niveous and their designees in exchange for all of the issued and outstanding securities of Niveous. Immediately after the closing of the Share Exchange, SRKP 19 changed its corporate name from “SRKP 19, Inc.” to “NIVS IntelliMedia Technology Group, Inc.” For accounting purposes, the Share Exchange was treated as a reverse acquisition.

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

NOTE 2 - DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	September 30,	December 31,
	2009	2008
Trade receivables	$32,904,589	$23,742,432
Allowance for doubtful accounts	(3,377,782)	(3,378,076)
Trade receivables, net	$29,526,807	$20,364,356

The provision for bad debts increased by $0, $424,299, $0 and $808,401 for three and  nine months ended September 30, 2009 and 2008, respectively, as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Beginning balance	$(3,373,367)	$(1,487,987)	$(3,378,076)	$(728,265)
(Provision)/Reversal during the period	-	(424,299)	-	(808,401)
Exchange rate effect	(4,415)	376,922	294	1,302
Ending balance	$(3,377,782)	$(1,535,364)	$(3,377,782)	$(1,535,364)

NOTE 5 - ADVANCES TO SUPPLIERS

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

NOTE 6 - INVENTORIES, NET

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

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. There were no provisions made for the allowance for obsolescence for the three and nine months ended September 30, 2009 and 2008, respectively, as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Beginning balance	$(240,635)	$(106,200)	$(240,898)	$(105,391)
(Provision)/Reversal during the period	-	-	-	-
Foreign exchange adjustment	(246)	(254)	17	(1,063)
Ending balance	$(240,881)	$(106,454)	$(240,881)	$(106,454)

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
Building	$16,645,424	$16,656,779
Molds	31,624,384	28,712,602
Machinery and Equipments	14,512,552	14,452,170
Electronic, office and other equipments	2,185,250	1,869,063
Automobiles	1,280,693	1,215,387
Construction in progress	1,518,349	1,506,717
Accumulated Depreciation	(12,464,647)	(8,081,231)
Property and equipments, net	$55,302,005	$56,331,487

The depreciation expense is $1,484,756, $1,228,344, $4,380,877 and $3,575,811 for three and nine months ended September 30, 2009 and 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cost of sales	$1,333,744	$1,118,260	$3,933,395	$3,293,779
Selling expenses	67,350	22,225	199,506	32,964
General and administrative expenses	83,652	87,859	247,976	249,068
Total	$1,484,746	$1,228,344	$4,380,877	$3,575,811

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 8 - INTANGIBLE ASSETS, NET

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

NOTE 9 - CUSTOMER DEPOSIT

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

NOTE 10 - SHORT TERM LOANS

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

NOTE 11 - RESTRICTED CASH AND BANK NOTES PAYABLE

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

NOTE 11 - RESTRICTED CASH AND BANK NOTES PAYABLE (CONTINUED)

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

NOTE 12 - DUE TO SHAREHOLDER

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

NOTE 12 - DUE TO SHAREHOLDER (CONTINUED)

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

NOTE 13 - OTHER GENERAL AND ADMINISTRATIVE

For the three and nine months ended September 30, 2009 and 2008, the amount of other general and administrative expenses mainly composed of the following events:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Audit and accounting	$102,477	$25,000	$145,269	$32,783
Legal fee	51,708	-	271,708	18,531
Office expenses	403,154	492,566	1,324,189	1,086,188
Salary and wages	130,695	203,413	522,071	479,146
Consulting	19,737	5,341	132,518	61,921
Utilities	13,343	137	39,796	81,202
Others	433,255	131,127	683,808	131,520
	$1,154,369	$857,584	$3,119,359	$1,891,291

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 14 - STATUTORY RESERVES

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

NOTE 15 - INCOME TAX

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

The provision for taxes on earnings consisted of:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
PRC Enterprises Income Taxes	$1,033,814	$645,936	$2,309,683	$1,621,020
United States Federal Income Taxes	-	-	-	-
Total	$1,033,814	$645,936	$2,309,683	$1,621,020

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
U.S. statutory rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%	(34)%	(34)%
PRC preferential enterprise income tax rate	25%	25%	25%	25%
Tax holiday and relief granted to the Subsidiary	(10)%	(12.5)%	(10)%	(12.5)%
Provision for income tax	15%	12.5%	15%	12.5%

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 15 - INCOME TAX (CONTINUED)

The pro forma effect of the tax holiday granted is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Income tax expense as reported (includes tax holiday)	$1,033,814	$645,936	$2,309,683	$1,621,020
Income tax expense pro forma (without tax holiday)	1,723,023	1,291,872	3,849,472	3,242,040
Net benefit from tax holiday	$689,209	$645,936	$1,539,789	$1,621,020

Earnings per share as reported (includes tax holiday)	$0.14	$0.13	$0.32	$0.37
Earnings per share pro forma (without tax holiday)	0.12	0.11	0.28	0.32
Net benefit from tax holiday – Basic	$0.02	$0.02	$0.04	$0.05

Earnings per share as reported (includes tax holiday)	$0.14	$0.13	$0.31	$0.37
Earnings per share pro forma (without tax holiday)	0.12	0.11	0.27	0.31
Net benefit from tax holiday – Diluted	$0.02	$0.02	$0.04	$0.06

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Fines and penalties by housing authority

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, NIVS PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually.
If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments.  Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results.  As of September 30, 2009, the Company has not received any notice from the local housing authority or any claim from our current and former employees.

NOTE 17 - OPERATING RISK

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

NOTE 18 - CONCENTRATION OF CREDIT RISK

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 19 - SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The segment information for revenue is as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
		2009	2008	2009	2008
Standard audio and video equipment:	China	$7,867,689	$21,685,845	$26,171,279	$38,429,568
	Europe	3,070,058	728,995	10,199,873	3,050,970
	North America	22,441	1,069,931	1,075,390	3,390,087
	Other Asian Countries	6,461,698	7,256,163	17,473,587	16,486,181
	South America	234,484	2,600,629	1,376,833	5,211,502
	Other Countries	3,434,120	813,077	4,512,607	902,654
Intelligent audio and video equipment	China	10,260,067	732,498	20,444,678	3,048,225
	Europe	4,686,425	-	8,755,700	-
	North America	26,485	601,505	667,537	5,390,087
	Other Asian Countries	9,099,927	7,575,247	17,568,126	15,236,435
	South America	272,188	-	1,514,956	-
	Other Countries	4,278,606	-	5,624,938	-
Other audio and video equipment	China	1,301,614	6,347,578	4,618,934	9,902,654
	Europe	381,513	-	714,552	-
	Other Asian Countries	987,380	-	1,782,155	-
	South America	-	-	-	-
Total		$52,384,695	$49,411,468	$122,501,145	$101,048,363

NOTE 20 - JULY 2008 INVESTOR RELATIONS AGREEMENT

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 21 - EARNINGS PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of shares outstanding during the period.

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$5,537,876	$4,563,188	$12,501,828	$11,048,180
Denominator:
Basic weighted-average shares outstanding	40,675,347	34,147,201	39,595,543	29,746,845
Effect of dilutive warrants	-	696,996	267,009	232,332
Diluted weighted-average shares outstanding	40,675,347	34,844,197	39,862,552	29,979,177
Net income per share:
Basic	$0.14	$0.13	$0.32	$0.37
Diluted	$0.14	$0.13	$0.31	$0.37

The following were excluded from the computation of the diluted securities outstanding as it is anti-dilutive:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Stock warrants	$55,000	$-	$55,000	$-

NOTE 22 - COMMON STOCK WARRANTS

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 22 - COMMON STOCK WARRANTS (CONTINUED)

The summary of the status of the Company’s outstanding warrant activity is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2007	7,096,390		$0.0001
Warrants issued to shareholders	-	$
Warrants exercised	-		$-
Forfeited/canceled	(6,149,723)		$-
Balance December 31, 2008	946,667

Warrants issued to underwriter	55,000		$4.20
Warrants exercised	(946,667)		$-
Forfeited/canceled	-		$-
Balance September 30, 2009	55,000

NOTE 23 – OMNIBUS INCENTIVE PLAN

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

NOTE 24 - SUBSEQUENT EVENTS

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

NOTE 25 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash	$-	$-
Other receivables	8
Investment in subsidiaries, at equity in net assets	67,910	46,521
Total Assets	67,918	46,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to subsidiaries	-	132
Due to Stockholders	-	-
Total Current Liabilities	-	132

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Additional Paid in Capital	21,717	12,663
Accumulated other comprehensive income	3,933	3,960
Statutory surplus reserve fund	3,569	3,569
Retained earnings (unrestricted)	38,695	26,193
Total Stockholders’ Equity	67,918	46,389
Total Liabilities & Shareholders' Equity	$67,918	$46,521

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 25 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Merger cost	-	944	-	944
Other general and administrative	184	21	671	34
Total Expenses	184	965	671	978

Equity in undistributed income of subsidiaries	5,722	12,026	13,173	12,026
Income before income taxes	5,538	11,061	12,502	11,048

Provision for income tax	-	-	-	-

Net income	$5,538	$11,061	$12,502	$11,048

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
Amounts and Disclosures for the Three and Nine Months Ended September 30, 2009 and 2008 are Unaudited

NOTE 25 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)

CONSDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income	$12,502	$11,048
Other receivables	(8)
Equity in undistributed income of subsidiaries	(13,173)	(12,026)
Increase in due to subsidiaries	-	-
Net Cash (Used) by Operating Activities	(679)	(978)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(533)	(9,478)
Net Cash (Used) by Investing Activities	(533)	(9,478)

Cash Flows from Financing Activities:
Advances from stockholders
Repayment to stockholders	-	(33)
Repayment to subsidiaries	-	-
Proceeds from issuance of shares	-	-
Proceeds from issuance of warrants	-	-
Net proceeds of share issuance	1,212	10,488
Net Cash Provided by Financing Activities	1,212	10,455

Net increase/(decrease) in cash and cash equivalents	-	(1)
Cash and cash equivalents, beginning of period	-	1
Cash and cash equivalents, end of period	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first nine months of 2009, our sales revenue for intelligent audio and video equipment increased to $41.3 million, an increase of 101% compared to $20.5 million for the same period in 2008.  The increase in revenue for new intelligent audio and video equipment resulted from an increase in sales volume. Our sales volume for intelligent audio and video equipment increased by 114% to 1.5 million pieces as compared to 0.7 million pieces for the same period in 2008.We believe the increase in sales revenue and volume are a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended September 30, 2009 and 2008 (unaudited) in dollars and as a percentage of revenue:

	For Three Months Ended				For Nine months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages, share and per share amounts)

Revenue	$52,384	99.9%	49,411	99.7%	122,501	99.8%	101,048	99.7%
Other Sales	71	0.1%	165	0.3%	223	0.2%	320	0.3%
Cost of Goods Sold	(40, 956)	-78.1%	(38,262)	-77.2%	(95,226)	-77.6%	(77,853)	-76.8%
Gross Profit	11,499	21.9%	11,314	22.8%	27,498	22.4%	23,517	23.2%

Selling Expenses	2,328	4.4%	1,287	2.6%	5,596	4.6%	2,650	2.6%

General and administrative
Amortization	24	0.0%	18	0.0%	60	0.0%	51	0.1%
Depreciation	84	0.2%	88	0.2%	248	0.2%	249	0.2%
Bad debts	-	-	424	0.9%	-	-	808	0.8%
Merger cost	-	-	1,783	3.6%	-	-	1,784	1.8%
Stock-based compensation	-	-	765	1.5%	-	-	765	0.8%
Others General and administrative	1,154	2.2%	858	1.7%	3,120	2.6%	1,891	1.8%
Total General and administrative	1,262	2.4%	3,936	7.9%	3,428	2.8%	5,548	5.5%
Research and development	1,122	2.1%	261	0.5%	2,457	2.0%	668	0.7%
Total operating expenses	4,712	8.9%	5,484	11%	11,481	9.4%	8,867	8.8%
Income from operations	6,787	13%	5,830	11.8%	16,017	13%	14,650	14.4%

Other income (expenses)
Government grant	335	0.6%	22	0.0%	402	0.3%	22	0.0%
Interest income	-		251	0.5%	-	-	394	0.4%
Interest expense	(404)	-0.8%	(518)	-1.0%	(1,290)	-1.1%	(1,563)	-1.5%
Imputed interest	-		(148)	-0.3%	-	-	(447)	-0.4%
Sundry income (expense), net	-		(32)	-0.1%	10	0.0%	(22)	0.0%
Total other income (expenses)	(69)	-0.1%	(425)	-0.9%	(878)	-0.8%	(1,616)	-1.5%

Income before Non-controlling interest and income taxes	6,718	12.8%	5,405	10.9%	15,139	12.2%	13,034	12.9%
Income taxes	(1,033)	-2%	(646)	-1.3%	(2,310)	-1.9%	(1,621)	-1.6%
Net Income	$5,685	10.8%	$4,759	9.6%	$12,829	10.3%	$11,413	11.3%
Net income attributable to the non-controlling interest	(147)	-0.3%	(196)	-0.4%	(328)	-0.3%	(363)	-0.4
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$5,538	10.5%	$4,563	9.2%	$12,501	10%	$11,050	10.9
Basic Earnings Per Share	$0.14	0.0%	$0.13		$0.32		$0.37 .
Basic Weighted-Average Shares Outstanding	40,675,347	-	34,147,201		39,595,543		29,746,845
Diluted Earnings Per Share	$0.14		$0.13		$0.31		$0.37
Diluted Weighted-Average Shares Outstanding	40,675,347		34,844,197		39,862,552		29,979,177

Three months ended September 30, 2009 and 2008

Revenues, which consist of sales of our products, were $52.4 million for the three months ended September 30, 2009, an increase of $3.0 million, or 6.0%, compared to $49.4 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products. For the three months ended September 30, 2009, our sales revenue for standard audio equipment decreased to $18.7 million, a decrease of 35.3% compared to $28.9 million for the same period in 2008. Sales revenue for televisions decreased to $5.8 million, a decrease of 14.7% compared to $6.8 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment increased to $25.3 million, an increase of 201.0% compared to $8.4 million for the same period in 2008. For the three months ended September 30, 2009, our sales volume for standard audio equipment decreased by 33% to 1.0 million pieces as compared to 1.5 million pieces for the same period in 2008. The decrease was due to product upgrades to the intelligent products from standard products. For the three months ended September 30, 2009, our sales volume for televisions decreased by 34.3% to 42,000 pieces as compared to 64,000 pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment increased by 181.3% to 0.9 million pieces as compared to 320,000 pieces for the same period in 2008. We believe the increase in intelligent equipment sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Costs of sales, which include raw material, labor and manufacturing overhead, were $41 million for the three months ended September 30, 2009, an increase of $2.7 million, or 7%, compared to $38.3 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the three months ended September 30, 2009 and 2008 was 78.1 % and 77.2%, respectively.

Gross profit for the three months ended September 30, 2009 was $11.5 million, or 21.9% of revenues, compared to $11.3 million, or 22.8% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the third quarter of 2009, gross margin remains consistent with the same period in 2008.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $2.3 million for the three months ended September 30, 2009, an increase of $1.0 million, or 76.9%, compared to $1.3 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV) and marketing activities.

Research and development expenses were approximately $1.1 million for the three months ended September 30, 2009, an increase of approximately $0.8 million, or 267%, compared to $0.3 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $1.3 million for the three months ended September 30, 2009, a decrease of $2.7 million, or 67.5%, compared to $4.0 million for the same period in 2008. The decrease was primarily a result of a decrease in the expense related to reverse merger in 2008, partially offset by an increase of $186,409 in accrued liabilities related to housing contribution requirements under PRC laws.  We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the three months ended September 30, 2009.

Income tax provisions for the three months ended September 30, 2009 were approximately $1.0 million, as compared to approximately $0.6 million for the three months ended September 30, 2008. The increase was primarily due to an increase in the taxable income for the three months ended September 30, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Our effective income tax rates for the three months ended September 30, 2009 and September 30, 2008 were 15% and 12.5%, respectively.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $5.7 million for the three months ended September 30, 2009, an increase of $0.9 million, or 18.8%, compared to $4.8 million for the same period in 2008.

Nine months ended September 30, 2009 and 2008

Revenues were $122.5 million for the nine months ended September 30, 2009, an increase of $21.5 million, or 21.2%, compared to $101.0 million for the same period in 2008. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products. For the nine months ended September 30, 2009, our sales revenue for standard audio equipment decreased to $56.4 million, a decrease of 4% compared to $58.9 million for the same period in 2008. Sales revenue for televisions increased to $17.6 million, an increase of 34% compared to $13.1 million for the same period in 2008. Sales revenue for our intelligent audio and video equipment increased to $41.3 million, an increase of 101% compared to $20.5 million for the same period in 2008. For the nine months ended September 30, 2009, our sales volume for standard audio equipment decreased by 3% to 3.0 million pieces as compared to 3.1 million pieces for the same period in 2008.  The decrease was due to product upgrades to the intelligent products from standard products.  For the nine months ended September 30, 2009, our sales volume for televisions increased by 25.3% to 124,000 pieces as compared to 99,000 pieces for the same period in 2008. Our sales volume for intelligent audio and video equipment increased by 114% to 1.5 million pieces as compared to 0.7 million pieces for the same period in 2008. We believe the increase in sales revenue and volume of intelligent equipment are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Costs of sales were $95.2 million for the nine months ended September 30, 2009, an increase of $17.3 million, or 22.3%, compared to $77.8 million for the same period in 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the nine months ended September 30, 2009 and 2008 was 77.6   % and 76.8%, respectively.

Gross profit for the nine months ended September 30, 2009 was $27.5 million, or 22.4 % of revenues, compared to $23.5 million, or 23.2% of revenues, for the comparable period in 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. In the nine months of 2009, the price of standard audio equipments which are large percentage of our sales decreased and some of the costs involved in production increased; however, its effect is partially offset by increase in the new intelligent products. These factors caused the small decrease in gross margin

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $5.6 million for the nine months ended September 30, 2009, an increase of $2.9 million, or 107%, compared to $2.7 million for the same period in 2008. The increase was primarily due to an increase in television advertising (on CCTV), internet advertising, and marketing activities.

Research and development expenses were approximately $2.5 million for the nine months ended September 30, 2009, an increase of approximately $1.8 million, or  257%, compared to $0.7 million for the same period in 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses were $3.4 million for the nine months ended September 30, 2009, a decrease of $2.1 million, or 38%, compared to $5.5 million for the same period in 2008. The decrease was primarily a result of a decrease in the expense related to reverse merger in 2008, partially offset by an increase of $186,409 in accrued liabilities related to housing contribution requirements under PRC laws. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $1.3 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the nine months ended September 30, 2009.
Income tax provisions for the nine months ended September 30, 2009 were approximately $2.3 million, as compared to approximately $1.6 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in the taxable income for the nine months ended September 30, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Our effective income tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 15 % and 12.5%, respectively.  We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $12.8 million for the nine months ended September 30, 2009, an increase of $1.4 million, or 12.3%, compared to $11.4 million for the same period in 2008.

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

We had negative working capital of approximately $2.8 million, and $18.6 million as at September 30, 2009 and as of December 31, 2008, respectively. The decrease of negative working capital was largely caused by public offering fund raising and management attention to the aging of accounts payable.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $29.5 million, $20.4 million, or 49.1%, and 45.3% of current assets, as at September 30, 2009 and as of December 31, 2008, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

 We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We experienced no bad debt expense in the nine months ended as of September 30, 2009 compared to $0.8 million for the same period in 2008. We believed it was appropriate to maintain the reserve balance for doubtful accounts primarily due to a decrease in the aging of our accounts receivable with a growth in our outstanding receivables as of September 30, 2009, and the general decline in the domestic and global economy. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $40.4 million, and $35.9 million as at September 30, 2009 and as of December 31, 2008, respectively. These loans carry annual interest rates of approximately 3.54% to 7.12% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, receivables and land use rights.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $120,000 and $160,000 for the nine months ended September 30, 2009 and 2008, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, NIVS PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually. If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments.  Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results.  As of September 30, 2009, the Company has not received any notice from the local housing authority or any claim from our current and former employees

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2009, compared to net cash used in operating activities of $6.0 million for the nine months ended September 30, 2008.  The increase in net cash provided in operating activities was primarily due to a decrease in advances to suppliers and a decrease in accounts receivable. Our increase in net cash provided in operating activities for the nine months ended September 30, 2009 was partially offset by an increase in cash used in inventories in response to increasing material prices and demand of our products.

Investing activity during the nine months ended September 30, 2009 and 2008 included the purchasing of property and equipment and intangible assets, which resulted in net cash provided by investing activities of $2.8 million for the nine months ended September 30, 2009, compared to net cash used in investing activities of $15.4 million for the nine months ended September 30, 2008. The decrease in net cash used in investing activities was primarily due to the decrease in the restricted cash and the completion of our new plant renovation in 2008. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,283,997).  As of June 30, 2009, we had paid $3.3 million for the purchase of production equipment and plant renovation. The plant renovation and the equipment installation were completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542) was paid in January, 2009.

Net cash used in financing activities amounted to $4.4 million for the nine months ended September 30, 2009, compared to net cash provided by financing activities of 22.2 million for the nine months ended September 30, 2008.  The change in cash used in/provided by financing activities was primarily a decrease in various notes payable financing, partially offset by an increase in cash flow provided by bank loans and our IPO closing in March 2009.

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

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through financing will be sufficient to fund our current capital needs. We expect that our primary sources of funding for our operations for this year will result from our continued use of bank loans and bank notes and cash flow from operations to fund our operations during this year. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.  Deficiencies in our controls and procedures have led to restatements of our financial statements, as follows:

In February 2010, the Company discovered that our financial statements for the three months ended September 30, 2009 should not be relied upon due to an error in the accounting record of selling expenses, resulting in an overstatement of our selling expenses for the period.  The Company also noted that our financial statements for the three and nine months ended September 30, 2009, should not be relied upon due to an error in the accounting treatment of unrecorded liabilities, resulting in an understatement of our liabilities and cost and expenses for the periods in the amount of approximately $870,000 related to our non-payment of contributions to PRC housing provident funds for our employees as required under PRC regulations.

 In December 2008, we noted that our financial statements for the years ended 2007, 2006, and 2005, the six months ended June 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, contained an error in the accounting treatment for “Due from related parties,” whereby a misclassification of “Due from related parties” resulted in an overstatement of our assets and shareholders’ equity for those periods. We misclassified “Due from related parties” by recording related party receivables as an asset instead of as a deduction from stockholders’ equity for the periods referenced above. We reviewed the accounting for “Due from related parties” and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above. We concluded that “Due from related parties” should have been accounted for by recording related party receivables as a deduction from stockholders’ equity. We accounted for “Due from related parties” by recording related party receivables as a deduction from stockholders’ equity.

In October 2008, we noted that our financial statements for the years ended 2007, 2006, and 2005 and the quarter ended June 30, 2008 and 2007 contained an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of our expenses for those periods. We did not account for the addition of imputed interest in our financial statements at the time of issuance. We reviewed the accounting for the imputed interest and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above. We concluded that the imputed interest on loans due to our principal shareholders should have been accounted for as an expense to business operation and an addition to paid-in capital. We accounted for the imputed interest as an expense to business operations and an addition to paid-in capital.

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

We have taken steps to improve the process designed to prevent such loans to our directors, officers or related entities by engaging (i) Protiviti, a third party consulting firm with experience in implementing Section 402 preventative measures and controls and procedures, (ii) two consultants in U.S. to help us meet the public reporting requirements, and (iii) a financial consultant with experience in public company reporting and advising China-based companies listed in the United States.   Under the direction of Protiviti, our company has set up quarterly training seminars to department heads to ensure that they fully understand our internal controls and procedures and to follow these procedures at work.  In 2010, we renewed our contract with Protiviti to help us further improve our internal controls and procedures to comply with SEC regulations.   Furthermore, in January 2009, we appointed a new independent director and Chairman of our Audit, Compensation, and Nominating Committees, Charles Mo.  In January 2009, we also hired a new Interim Chief Financial Officer and Corporate Secretary, Simon Zhang, who has experience with financial reporting under U.S. GAAP. Mr. Zhang subsequently became our permanent CFO.  In addition, we have amended our Audit Committee charter and Code of Business Conduct and Ethics to specifically provide that our Audit Committee must discuss and review with management, our outside legal counsel, our independent auditor and other appropriate parties, as applicable, before approving any proposed loan, advance of funds, transfer of funds, creation of debt or other liability, or similar transaction that involves a related party, including any entity in which a director or executive officer of the Company has a direct or indirect interest.  No transaction is permitted to occur until such review and analysis is complete and the Audit Committee provides prior written approval and authorization.

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

In addition to the foregoing, we are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. As stated above, since engaging Protiviti, our company has set up quarterly internal training seminars on internal controls and procedures to department heads.  Additionally, we have engaged third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information, including advising us on whether we need additional accounting personnel to ensure timely reporting of financial information.  We believe that the remedial steps that we have taken and plan to take will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We also plan to work with the outside consultants we have engaged in assessing and improving our internal controls and procedures when necessary.

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.              RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings, such as our annual report on Form 10-K as filed with the SEC on March 31, 2009, before deciding whether to purchase our common stock.

We may be exposed to monetary fines by the local housing authority and claims from our employees in connection with NIVS PRC Light’s non-compliance with regulations with respect to contribution of housing provident funds for employees.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must beat least 5% of each employee’s average monthly income in the previous year. NIVS PRC has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where NIVS PRC is located, the local housing authority may require NIVS PRC to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If NIVS PRC fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. NIVS PRC employees may also be entitled to claim payment of such funds individually. If we receive any notice from the local housing authority or any claim from our current and former employees regarding our non-compliance with the regulations, we will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require us to divert our financial resources and/or impact our cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact our operating results.

We depend on a small number of customers for the vast majority of our sales. A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. For the nine months ended September 30, 2009, we had three customers that each accounted for at least 5% of the revenues that we generated. These three customers accounted for a total of approximately 28.3% of our revenue for that period.  During the year ended December 31, 2008 and 2007, we had seven and five customers that generated revenues of at least 5% of our revenues, with one customer accounting for 12% and 13% of our revenue, respectively. These customers accounted for a total of approximately 44% and 38% of our revenue for the years ended December 31, 2008 and 2007, respectively.  The loss of any of these customers could have a material adverse effect upon our revenue and net income.

In addition, we believe that one customer will represent substantially all of our mobile phone product sales in the foreseeable. We entered into a purchase agreement with Kuanda (Xiamen) Communications Co., Ltd and China PTAC Communications Services, on behalf of China Telecom, for the purchase by China Telecom of our two 3G mobile phone products.  PRC law currently permits only three wireless carriers in the China telecommunications market, China Mobile, China Telecom and China Unicom.   The purchase agreement that we have with China Telecom is contingent on delivery of the 3G mobile phones representing the aggregate order by March 31, 2010.  The value of the order is approximately $28.8 million; the dollar value of any additional orders further to this relationship depends on the final number of delivered products.  If we fail to meet the requirements of the order or otherwise lose China PTAC as a customer could result in a material adverse effect upon our revenue and net income.

Our acquisition of Dongri in January 2010 may not result in the benefits and revenue growth we expect.

In January 2010, our wholly-owned subsidiary, NIVS Holding Company Limited, acquired 100% of the equity interest in Huizhou Dongri Digital Co., Ltd., a company organized under the laws of the People’s Republic of China (“Dongri”) for a purchase price of up $23 million.  Our acquisition of Dongri and its manufacturing facility could expose us to potential liabilities, some of which may not be disclosed by the seller, and there are no assurances that our acquisition of Dongri will enhance our future financial condition.  We may continue to acquire additional businesses in the future. This acquisition and future acquisitions involve substantial risks, including:

•	integration and management of the operations;

•	retention of key personnel;

•	integration of information systems, internal procedures, accounts receivable and management, financial and operational controls;

•	diversion of management’s attention from other ongoing business concerns; and exposure to unanticipated liabilities of acquired companies;

•
uncertainty as to whether PRC governmental authorities will question the structure of the acquisition and require approval of PRC authorities that would have the ability to seek to void the transaction;

•	unforeseen tax liability in connection with our possession and operation of the Dongri; and

•	failure to realize anticipated financial results or benefits.

These and other factors could harm our ability to achieve anticipated levels of profitability or realize other anticipated benefits of an acquisition and could adversely affect our business and operating results.

Our expansion into the mobile phone industry will depend on the continued growth of the mobile communications industry, and if the mobile communications industry does not grow as we expect, our sales and profitability may be adversely affected.

We have recently made significant investments to enter into the mobile phone industry, and sales of our mobile phone products depend on continued growth in mobile communications in terms of the number of existing mobile subscribers who upgrade or simply replace their existing mobile devices, the number of new subscribers and increased usage. As well, our sales and profitability are affected by the extent to which there is increasing demand for, and development of, value-added services, leading to opportunities for us to successfully market mobile devices that feature these services. These developments are outside of our control. For example, we are dependent on operators in highly penetrated markets to successfully introduce services that cause a substantial increase in usage of voice and data. If operators are not successful in their attempts to increase subscriber numbers, stimulate increased usage or drive replacement sales, our business and results of operations could be materially adversely affected.

Allegations of health risks from the electromagnetic fields generated by mobile devices, and the lawsuits and publicity relating to them, regardless of merit, could affect our operations negatively by leading consumers to reduce their use of mobile devices or by causing us to allocate monetary and personnel resources to these issues.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from the use of mobile devices such as mobile phones, which we manufacture and sell.  While a substantial amount of scientific research conducted to date by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority safety standards and recommendations, present no adverse effect to human health, we cannot be  certain that future studies, irrespective of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects that would adversely affect our sales and share price. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific and public understanding of these issues.

Although our products and solutions are designed to meet all relevant safety standards and recommendations globally, no more than a perceived risk of adverse health effects of mobile communications devices could adversely affect us through a reduction in sales of mobile devices or increased difficulty in obtaining sites for base stations, and could have a negative effect on our reputation and brand value as well as harm our share price.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Under the New EIT Law, we and NIVS BVI may be classified as “resident enterprises” of China for tax purpose, which may subject us and NIVS BVI to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and NIVS BVI. Both us and NIVS BVI have all members of management team located in China. If the PRC tax authorities determine that we or NIVS BVI is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or NIVS BVI receives from NIVS PRC will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC.  Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose.  Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and NIVS BVI is holding NIVS PRC, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China.  Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.  However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company.  Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

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

NIVS IntelliMedia Technology Group, Inc.

Dated: February 23, 2010	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer