Form 10-K
period 2009-12-31
NIVS IntelliMedia Technology Group, Inc.
filed 2010-03-24
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $67.4 million based on the closing price of the registrant’s common stock on The NYSE Amex of $2.96 per share.

There were 40,675,347 shares of common stock outstanding as of March 23, 2010.

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
For the Fiscal Year Ended December 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our company’s and our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the Company. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our reliance on our major customers for a large portion of our net sales;

•	Our ability to develop and market new products;

•	Our ability to continue to borrow and raise additional capital to fund our operations;

•	Our expansion into the competitive mobile phone industry;

•	Our ability to collect aging trade receivables, which represent a substantial portion of our assets;

•	Our ability to effectively integrate the operations of Dongri, which we acquired in January 2010;

•	Our ability to accurately forecast amounts of supplies needed to meet customer demand;

•	Our ability to obtain extension to our significant outstanding short-term borrowings when they mature;

•	The market acceptance of our products;

•	Exposure to product liability and defect claims;

•	Fluctuations in the availability of raw materials and components needed for our products;

•	Protection of our intellectual property rights;

•	Changes in the laws of the PRC that affect our operations;

•	Inflation and fluctuations in foreign currency exchange rates;

•	Our ability to obtain all necessary government certifications, approvals, and/or licenses to conduct our business;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations; and

•
The other factors referenced in this prospectus, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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

Overview

We are engaged in the design, manufacture, marketing and sale of consumer electronic products. Our products primarily consist of audio and video products, including digital audio systems, televisions, digital video broadcasting (“DVB”) set-top boxes, DVD players, as well as audio/video peripheral and accessory products.  We have invested substantial resources in the research and development of our intelligent audio and video consumer products, most of which utilize our Chinese speech interactive technology to permit users to control our products through their spoken commands.  We recently added mobile phones and other 3G communication devices to our product portfolio.  In January 2010, we acquired Dongri, a mobile phone product manufacturer, for a purchase price of up to $23 million.  Our products are distributed worldwide, including markets in Europe, Southeast Asia and North America.

Industry

We compete within certain categories in the wholesale consumer electronics industry.  Our current focus is on standard and intelligent home audio and video products, in addition to mobile phones.

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

 Mobile phone products

The mobile phone market in China has experienced rapid growth over the past several years, driven in part by the country’s strong overall economic development.   China maintains a relatively low mobile phone penetration rate, which we believe may lead to additional substantial growth in the sector.

The Chinese government has adopted 3G standards, and in May 2008, it announced a restructuring plan to increase competition in the telecommunications market by permitting two additional wireless carriers, China Telecom and China Unicom, to enter the market that was previously dominated by China Mobile.   We believe that the increase in competition in the market will result in increased demand for 3G mobile phones and accessories in China.

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

The market for speech-controlled consumer products for Western languages is more developed than the market for speech-controlled consumer products for Chinese languages because, compared with Western languages, there are extra challenges related to large vocabulary and continuous speech recognition systems for the Chinese language. These challenges are primarily due to the more complicated characteristics of Chinese language as compared to Western languages. We expect to see the market for Chinese speech-controlled products grow as technologies improve.

Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

Market position

Since the inception of NIVS PRC, we have traditionally focused on the research, development and manufacture of standard and intelligent audio and video products, and have more recently expanded into the mobile phone industry.  We have developed significant expertise in the key technologies and large-scale manufacturing that enables us to improve the quality of our products, reduce costs, and keep pace with current standards of the rapidly evolving consumer electronics industry, in addition to leveraging this expertise into positioning ourselves in the mobile phone industry.  We are able to bring to the market well-differentiated products that perform well against competitive offerings based on price, style, and brand recognition.  Our specific Mandarin-speech interaction technology has broad application to consumer products and has allowed us to distinguish our products from those of our competitors.

Design and manufacturing capabilities

We employ a rigorous and systematic approach to product design and manufacturing. We employ a senior design team with members educated by top colleges in China, with an average of 13 to 15 years of experience. Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, and industry conferences.  We have, through NIVS PRC, a 2.7 million square foot factory, which includes a large-scale, 1.1 million square-foot production area, and more than 1,886 full-time employees, including approximately 1,469 employees in production. Our modernized production lines include automated processing equipment and procedures that we can rapidly modify to accommodate new customer requests, designs and specifications.  Our use of manual labor during the production process benefits from the availability of relatively low-cost, skilled labor in China. NIVS PRC has received several accreditations, including The International Organization for Standardization (ISO) 9001: 2000, ISO 14000, and RoHS certification, attesting to our quality management requirements, manufacturing safety, controls, procedures and environmental performance.  With our acquisition Dongri and its mobile phone manufacturer capabilities in January 2010, we have established significant manufacturing capabilities for mobile phones.

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

Brand awareness

Our consumer electronic products marketed under the NIVS brand, have become a recognized brand name in China, which we expect will assist us in growing our business over the course of the next few years. Our audio products have a solid reputation and established a brand name in the PRC, particularly in Guangdong.   In September 2009, we were granted a license by the China Ministry of Industry and Information Technology to manufacture and market mobile phones under our NIVS brand, and we believe that our established brand in the audio/video consumer electronics industry will launch our product in the mobile phone industry.

Strategy

Our goal is to become a global leader in the development and manufacture of consumer electronic products.  We intend to achieve this goal by implementing the following strategies:

Expand offering of mobile phone and speech-controlled products

We plan to continue to leverage our expertise in product design and development, our intellectual property platform, and our diverse distribution network by continuing to develop and introduce mobile phones.  We have recently made significant investments to enter into the growing mobile phone industry, and in September 2009, we were granted a license to manufacture mobile phones by the Ministry of Industry and Information Technology.  We have positioned ourselves to take advantage of the market’s expansion with our new Third Generation (“3G”) standard mobile phone and communication devices, which resulted in a $28.8 million order to manufacture mobile phones for China Telecom Corp. Ltd. for 3G mobile phones.

We also plan to strengthen the performance of our Chinese speech technology to provide users with an easy-to-use, speech-enabled interaction with consumer audio/visual products.  Our goal is to continue to enhance the functionality of our core speech interactive technology by adding new features and making our products simpler to use.  We intend to invest additional resources in our research and development and speech-controlled technology, applications and intellectual property to promote innovation and maintain customer preference for our products.

Build partnerships with new and existing clients

We intend to strengthen relationships with our existing clients and explore opportunities for product expansion with new and existing customers.  Our strategy is to establish partnerships with our current clients whereby we develop and manufacture new products based on client needs.  For example, we were recognized as one of the approved vendors for e-Surfing, the mobile-communication service brand for FMC services by China Telecommunications Corporation (China Telecom, 0728.hk), a mobile-communication services provider in China.  According to China Telecom's 2010 purchasing plan, eight suppliers have been selected as the approved vendors as its e-surfing 3G GSM/WCDMA duo system phone suppliers: Samsung, Motorola, Sony Ericsson, LG, Huawei, ZTE, Coolpad and NIVS.  In addition, Korea HYUNDAI named NIVS PRC as its sole brand promoter for its digital MP3/MP4 players and television products in China. As sole brand promoter, NIVS PRC provides to the public a uniform product image for HYUNDAI. NIVS PRC attempts to strengthen the HYUNDAI brand as a high-end, quality brand.

We also seek to leverage our Mandarin-speech interactive technology to develop relationships and strategic alliances with third-party developers, vendors, and manufacturers of mobile phones, entertainment devices, and GPS navigation devices for use in their products.  We believe OEMs of consumer electronics devices and products, wireless operators, system integrators and value-added resellers (“VARs”) can simplify the use and increase the functionality of their electronic products and services by integrating our speech interactivity technologies, resulting in broader market opportunities and significant competitive advantages. For example, we believe that our technology can provide users a more convenient way to enter SMS messages, mobile instant messages, and mobile email into mobile wireless devices, significantly faster than with the traditional keypad.  We believe our technology can also be used in navigation systems to enable voice-activated dialing, voice destination entry, and vehicle command and control for in-vehicle entertainment systems.

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

Products

We have traditionally offered two primary lines of home audio and video products—standard audio and video equipment (including DVD players and DVB set-top boxes) and intelligent audio and video equipment—and we have recently began offer mobile phone products.

Audio and video products

As of December 31, 2009, our standard audio and video products include approximately 500 different products and our intelligent audio and video products include approximately 150 products. As of December 31, 2009, our standard audio and video products include approximately 500 different products and our intelligent audio and video products include approximately 150 products. We generate over 50% of our revenues from our sales of speech-controlled acoustics and televisions and we hope to continue to increase this portion of revenue going forward. The sale of standard audio equipment is the second largest, followed by sales of DVB boxes, DVD players, and televisions. A growing portion of our revenues is generated from our sales of speech-controlled acoustics and televisions and we hope to continue to increase this trend going forward.

Our line of standard audio and video equipment consists of mid- and high-end products, including:

•	packaged home theater systems,

•	a wide range of tower, stand-alone and on-wall speaker systems,

•	powered subwoofers used in a complete range of products for traditional stereo and home theater applications,

•	smaller speakers designed for specific home theater and stereo applications,

•	personal shelf-stereo systems,

•	KTV, Villa, and electronic tube speakers,

•	LCD televisions in sizes ranging from 17 to 52 inches,

•	LED televisions, portable televisions,

•	DVD players, including portable DVD players, DVD recorders and combination DVD/audio players,

•	DVB set-top boxes, DVB satellite receivers,

•	hi-fi multi-media speakers,

•	in-car Bluetooth speakerphones, all-in-one PC/TV, and

•	related peripheral and accessory products.

Our speech-controlled products are designed to improve people’s interaction with our products, making their experience more enjoyable, convenient, and safe and satisfying. Our intelligent video and audio products utilize our Mandarin-speech interactive technology to receive, recognize, and respond to spoken commands, permitting users to activate and control products solely through spoken-word. We believe our technology’s recognition and command functionality is highly accurate, particularly at home where there is less noise and interference. Our speech interactive technology is speaker independent, meaning that no voice training is involved. We believe our speech-controlled audio systems, speech-controlled television sets, and intelligent set-top boxes provide users with unique capabilities, superior convenience, and ease of use.

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

We also manufacture and distribute other peripheral and accessory consumer electronic products, such as remote controls, headphones, and lighting solutions. We have a universal speech-activated remote controller and module that works with most televisions, set-top box products, DVD players, and other audio/visual products.

Mobile phone products

In September 2009, we were granted a license to manufacture mobile phones by the Ministry of Industry and Information Technology. With our new license, we are authorized to operate mobile phone manufacturing business in mainland China under the “NIVS” brand name.   We have capabilities and intellectual property rights to manufacture 3G mobile phones and have already introduced a dual-mode EVDO/GSM 3G handset to the market.

Our mobile phones are equipped with many advanced features such as e-mail and multimedia messaging, touchscreen and PDA functionality, large CSTN (Color Super Twisted Nematic) and TFT (Thin Film Transistor) dual-color displays, MP3/MP4 audio and video recording and playing, and high resolution photography.

We also intend to offer other 3G communication products, such as 3G netbooks, 3G web surfing cards, 3G routers, 3G webcams. We expect to offer 3G surveillance camera, which we expect to be available for sale by mid-February 2010.  We believe that the potential applications for our new 3G surveillance camera include security in a commercial or industrial environment or in a home setting for baby or child monitoring, as an example. The camera can be accessed via a mobile phone in addition to computer access.

Net sales for each of our product categories as a percentage of net sales are set forth below:

	Year Ended December 31,
	2009	2008	2007
Standard Audio and Video Equipment	49%	80%	92%
Intelligent Audio and Video Equipment	45%	13%	6%
Other Audio and Video Equipment	6%	7%	2%

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

Our primary suppliers of raw materials are located in Japan, South Korea, Taiwan, United States, and China. Our top three suppliers accounted for an aggregate total of approximately 21.3%, 17.0%, and 18.8% of our raw material purchases for the years ended December 31, 2009, 2008 and 2007.  Other than these suppliers, no other supplier accounted for more than 5% of our total purchases in these periods.  The increase in our use of certain suppliers during fiscal 2009 as compared to fiscal 2008 is primarily attributable to adjustments in our purchasing strategy.  Due to an increasing price of raw materials, and because most of our production material is imported from other countries, we arranged for a fewer number of import companies to act as our import agents to save time and costs.  Our shift to a few import companies resulted in our top three suppliers accounting for a higher percentage of our raw material purchases during fiscal 2009.  In addition, the sales volume of our televisions and DVB set-top boxes increased significantly in fiscal 2009 as compared to fiscal 2008.  Most of the material for these two product categories are new model materials and are imported through our top three suppliers, which increased the total percentage of raw materials purchased through these suppliers. In addition, we acquired Dongri and its mobile phone manufacturer capabilities in January 2010 to strengthen our manufacturing capabilities for mobile phones in an attempt to reduce our reliance on third-party supplier for mobile phones components.

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

Manufacturing

The manufacture of consumer electronics requires coordinated use of machinery and raw materials at various stages of manufacturing. Our manufacturing operations are conducted in Huizhou, Guangdong, in our modern, 2.7 million square-foot factory, which houses a large-scale, 1.1 million square-foot production area. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the other aspects of the manufacturing process to manual labor. Our production facilities utilize modern machinery such as molding injectors, mounting machinery, cutting machines, sorting devices, soldering modules, wire cutting equipment, and other assembly machinery. We intend to further streamline our production process and continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

We have historically outsourced manufacturing and customization of our mobile phone products.  In an effort to reduce our reliance on third-party manufacturers, we acquired Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer, in January 2010.  The aggregate purchase price that we agreed to pay is up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets certain quarterly after-tax income targets during 2010.  With the acquisition of Dongri, we strengthen our manufacturing capabilities for mobile phones by increasing production capacity for mobile phones up to one million units per month.

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

Sales and Marketing

We have a sales network of more than 8,000 points of sale in China, in addition to distributors throughout more than 80 countries and regions around the world. Our sales network spans across all major provincial-level cities and a majority of municipal and county-level cities in China.   Our distribution network includes exclusive provincial and regional distributors, resellers, independent vendors, value-added resellers, and hardware vendors in addition to other marketplace points of sales.

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

Most of our revenues are derived from sales to OEMs, or Original Equipment Manufacturers, followed by sales of our NIVS branded products.  OEMs contract with us to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support.  Our services include engineering, design, materials, management, assembly, testing, distribution, and after-market services.  We believe that we are able to provide quality OEM services that meet unique requirements within customer timeframes, unique styling, product simplicity, price targets, and consistent quality with low defect rates.  As a result of efficiently managing costs and assets, we believe we are able to offer our customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM sales accounted for 55%, 60%, and 77% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, and sales of products with our own brand accounted for 45%, 40%, and 23% of our revenues for the same periods, respectively.

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

The table below shows our revenue categorized by geographic locations, which is based on the geographic areas in which our customers are located.

	Year Ended December 31,
	2009	2008	2007
China and Hong Kong	43.6%	77.1%	58.2%
Other Asian Countries	28.5	16.3	24.0
Europe	16.1	3.1	11.9
South America	2.2	2.2	2.6
North America	1.4	1.1	3.3
Other countries	8.2	0.2	-
Total	100%	100%	100%

In December 2009, our Chairman of the Board and Chief Executive Officer, Tianfu Li, was honored with a "Brand China People of the Year 2009" award from the Brand China Industry Union.  Each year, ten award winners are selected from both private and public domestic Chinese companies. Nominees and winners are chosen through a competitive combination of public voting and a selection committee that evaluates individuals based on their contribution to the promotion of the development of Chinese brands and the influence of those brands both domestically and internationally in 2009.

NIVS PRC has also received various governmental awards with respect to our brand. Beginning in 2005, NIVS PRC’s brand received the “Most Popular Brand” award in the acoustics industry for three successive years. NIVS PRC also received the “Famous Brand in Guangdong” award in 2007. In June 2003, NIVS PRC was honored by the Science and Technology Bureau of Guangdong Province as a “Private High-tech Enterprise” and “High-tech Enterprise,” which is an honor reserved for private enterprises developing new high-technology.

A small number of customers account for a very significant percentage of our revenue. The table below illustrates the number of customers that accounted for 5% or more of our sales for the periods presented.

	Year Ended December 31,
	2009	2008	2007
Number of customers accounting for 5% or more	4	4	5
Percentage of largest customer	15.9%	12.7%	13%

Total percentage of sales attributable to customers with 5% or more	34.9%	33.4%	38%

The loss of any of these customers could have a material adverse effect upon our revenue and net income.

In addition, one customer represents substantially all of our mobile phone product sales. We entered into a purchase agreement with Kuanda (Xiamen) Communications Co., Ltd and China PTAC Communications Services, on behalf of China Telecom, for the purchase by China Telecom of our two 3G mobile phone products.  The purchase agreement is contingent on delivery of the 3G mobile phones representing the aggregate order by March 31, 2010.  The value of the order is approximately $28.8 million; the dollar value of any additional orders further to this relationship depends on the final number of delivered products.  If we fail to meet the requirements of the order or otherwise lose China PTAC as a customer could result in a material adverse effect upon our revenue and net income.

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

NIVS PRC has worked with Institute of Automation, Chinese Academy of Sciences, or IACAS, since October 2006 to better understand and develop Mandarin speech interaction technology. IACAS is an organization that specializes in the research and development of smart robot and speech interactive technology. We have focused our efforts to resolve issues caused by speaker-independent speech, the large number of words, and continuous speech identification. We have and continue to develop key technologies, including combined modeling for intonation and vowel variation, large speech database management, and system searching.

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

In December 2009, we entered into a strategic partnership arrangement with China Potevio pursuant to which we would collaborate with Potevio for the development of a 3G mobile phone, as well as the application of China Potevio's TD-SCDMA wireless products and solutions. We will also work with China Potevio’s research team to develop and apply the new technologies to our NIVS branded mobile phone, distributed in the mainland Chinese domestic market.  China Potevio is a state-owned equipment manufacturer and service provider in China’s telecommunications industry.

For the years ended December 31, 2009, 2008 and 2007, we expended approximately $5.3 million, $1.7 million, and $0.4 million, respectively, in research and development.

In addition to the advancement of our speech interactive and mobile phone technologies, we believe that the future success of our business depends upon our ability to enhance our existing products, to develop compelling new products, to develop cost effective products, to qualify these products with our customers, to effectively introduce these products to existing and new markets on a timely basis, and to commence and sustain volume production to meet customer demands. To avoid product obsolescence, we will continue to monitor technological changes, as well as users' demands for new technologies. Failure to keep pace with future technological changes could adversely affect our revenues and operating results in the future. Although we have attempted to determine the specific needs of the entertainment, mobile, computer, and residential user markets, there can be no assurance that the markets will, in fact, materialize or that our existing and future products designed for these markets will gain market acceptance.

Backlog

Our backlog of unfilled orders was $0.86 million as of December 31, 2009, compared to $1.32 million at December 31, 2008. We include all purchase orders scheduled for delivery over the next 12 months in backlog. As part of our commitment to customer service, our goal has been to ship products to meet the customers' requested shipment dates. Our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty. Because of the uncertainty of order cancellations or rescheduling, we do not believe our backlog as of any particular date is indicative of actual sales for any future period and, therefore, should not be used as a measure of future revenue.

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

We believe that our intelligent audio and video products are comparable in quality and performance with competitors in our market category. Many of our competitors in the intelligent audio and video products market have a stronger competitive position than we do in that they have more technical and research and development resources, greater brand recognition and longer-standing customer relationships and began developing English intelligent speech technology earlier than we did. We believe have a strong competitive position in our domestic market for Mandarin-speech interactive technology as we have significant technical and research and development resources on Mandarin-speech technology. Companies that offer products similar to our intelligent audio and video products include Nuance Communications, Inc., Fonix Corporation, International Business Machines Corporation, Microsoft Corporation, Koninklijke Philips Electronics N.V., Haier Electronics Group Co., Ltd., Anhui USTC iFLYTEK Co., Ltd., and Shenzhen SinoVoice Digital Technology Co., Ltd.

We began to compete in the mobile phone industry in 2009 and therefore have no experience and brand awareness in the mobile phone industry.  The mobile phone market is particularly characterized by changing consumer demands for cellular telephone functions and applications, rapid product obsolescence and price erosion, intense competition, evolving industry standards, and wide fluctuations in product supply and demand. These factors require us to continuously develop new products and enhance our existing products to stay competitive.  For example, the market has recently experience rapid transitions from widespread market adoption of 2G, 2.5G, 2.75G and 3G technologies.  Changes in mobile phone industry standards and technologies, customer preferences and government regulation are rapid, more so than that of audio and video equipment, and this rapid change could limit our ability to sell our mobile phone products.  Our competitors have more experience in the industry and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements.  Our mobile phone products face intense competition from multi-national mobile phone manufacturers such as Nokia, Samsung, and Motorola, in addition to competition from the domestic mobile phone producers such as Tianyu, Lenovo, and Gionee.

Intellectual Property

We rely on a combination of patent, trademark and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the consumer electronics industry.  The founder of NIVS PRC and our principal shareholder and current Chief Executive Officer, Tianfu Li, has legal ownership of the approximately 48 patents in China, in addition to 19 patent applications, that we use in our business operations.  These patents include design, utility, and invention patents that relate to our products.  In July 2008, NIVS PRC entered into an assignment and transfer agreement with Mr. Li for the transfer and assignment of these patents and patent applications to NIVS PRC, in addition to other intellectual property related to our business operations.  We and Mr. Li intend to file appropriate transfer certificates with the Bureau of Intellectual Property in the PRC, which, after approved by the Bureau, would result in the legal transfer of the patents and patent applications to us.

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

Employees

As of December 31, 2009, we had approximately 1,886 full-time employees, including approximately 1,469 employees in production and approximately 79 employees in sales and marketing. All of our employees are based inside China. Our employees are not represented by any labor union and are not organized under a collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relationships with our employees are generally good.

NIVS PRC is required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $213,650, $217,882, and $232,655 for the years ended December 31, 2009, 2008 and 2007, respectively. We expect that the amount of NIVS PRC’s contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

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

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must beat least 5% of each employee’s average monthly income in the previous year. NIVS PRC has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. For additional information, see “Risk Factors—We may be exposed to monetary fines by the local housing authority and claims from our employees in connection with NIVS PRC Light’s non-compliance with regulations with respect to contribution of housing provident funds for employees.”

PRC Government Regulations

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Our business license covers our present business of to design, produce, and sell consumer electronic products, including digital camcorders, digital video recorders, digital audio recorders, digital audio and video coding and decoding equipments, digital audio radio equipments; produce and sell digital products for education and entertainment (MP3, MP4 and game box), PC equipment, and televisions, among other products.  Prior to expanding our business beyond that of our business license, we are required to apply and receive approval from the PRC government.  In September 2009, we were granted a license to manufacture mobile phones by the Ministry of Industry and Information Technology. With our new license, we are authorized to operate mobile phone manufacturing business in mainland China under the “NIVS” brand name.

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

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits, social insurance, non-completion obligations and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. Preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $73,200.

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

The vast majority of our sales are generated from a small number of customers. For the year ended December 31, 2009, we had four customers that each accounted for at least 5% of the revenues that we generated, with one customer accounting for 15.9% of our revenue. These four customers accounted for a total of approximately 34.9% of our revenue for that period. During the years ended December 31, 2008 and 2007, we had four and five customers that generated revenues of at least 5% of our revenues, with one customer accounting for 12.7% and 13.5% of our revenue, respectively. These customers accounted for a total of approximately 33.4% and 38.4% of our revenue for the years ended December 31, 2008 and 2007, respectively.  The loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

Our accounts receivable represented approximately 52.6% and 45.3% of our total current assets as of December 31, 2009 and 2008, respectively. As of December 31, 2009, 51.3% of our accounts receivable represented amounts owed by four customers, each of which represented over 5% of the total amount of our accounts receivable. As a result of the substantial amount and concentration of our accounts receivable, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to borrow funds to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. Our doubtful account allowance at December 31, 2009 was $0.6 million, compared to $3.4 million at December 31, 2008 and $0.7 million at December 31, 2007. During 2008 and earlier portions of 2009, we have experienced increases in doubtful account reserves in the past due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables, the general decline in the domestic and global economy, and other factors. Our general and administrative expenses for the year ended December 31, 2009 include a bad debt reversal of approximately $(2.7) million as compared to $2.5 million bad debt expense for the prior year.  We believe that the reversal of bad debt allowance was justified due to an improvement in the Chinese economy in late 2009, stable collection of accounts receivable in 2009 and our efforts to collect outstanding old accounts receivables in 2009. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts.  As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

Our history of negative working capital could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

We had working capital of approximately $3.3 million and negative working capital of approximately, $18.6 million and $34 million as of December 31, 2009, 2008 and 2007, respectively. The negative working capital was largely caused by the substantial increase in financing from bank loans and notes.  Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences for you, including:

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

Our notes payable to banks for short-term borrowings for the years ended December 31, 2009 and 2008 were approximately $51.7 million and $54.7 million, respectively. Generally, these short-term bank loans mature in one year or less and contain no specific renewal terms. However, in China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. We intend to conduct a public offering of approximately $20 million in shares of common stock in 2010. In addition, we completed a public offering of shares of common stock in March 2009, and we may conduct additional financing transactions in the future. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

Consumer electronics products, mobile phones in particular, are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

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

Moreover, changes in mobile phone industry standards and technologies, customer preferences and government regulation could limit our ability to sell our mobile phone products. The mobile phone market is particularly characterized by changing consumer demands for cellular telephone functions and applications, rapid product obsolescence and price erosion, intense competition, evolving industry standards, and wide fluctuations in product supply and demand. These factors require us to continuously develop new products and enhance our existing products to stay competitive. The market has recently experience rapid transitions from widespread market adoption of 2G, 2.5G, 2.75G and 3G technologies, and continued changes in industry standards may make our existing products obsolete or negate the cost advantages we believe we have in our products.

Mobile communications, information technology, media and consumer electronics industries are also converging in some areas into one broader industry leading to the creation of new mobile devices, services and ways to use mobile devices. As a result, new market segments within the mobile communications industry have begun to emerge and we have made significant investments in new business opportunities in certain of these market segments, such as our acquisition of Dongri, a mobile phone manufacturer. However, a number of the new market segments in the mobile communications industry are still in early stages of their development, and it may be difficult for us to accurately predict which new market segments are the most advantageous for us to focus on. As a result, if the segments on which we have chosen to focus grow less than expected, we may not receive a return on our investment as soon as we expect, or at all. We may also forego growth opportunities in new market segments of the mobile communications industry on which we do not focus.

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

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must beat least 5% of each employee’s average monthly income in the previous year. NIVS PRC has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where NIVS PRC is located, the local housing authority may require NIVS PRC to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If NIVS PRC fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. NIVS PRC employees may also be entitled to claim payment of such funds individually. We accrued the entire $870,000 amount in our financial statements as of December 31, 2009. If we receive any notice from the local housing authority or any claim from our current and former employees regarding our non-compliance with the regulations, we will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require us to divert our financial resources and/or impact our cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact our operating results.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law and Product Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

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

A significant portion of our product sales are made through third party sales representative organizations, whose members are not our employees. Our level of sales depends on the effectiveness of these organizations, as well as the effectiveness of our own employees. Some of these third party representatives may sell (and do sell), with our permission, competitive products of third parties as well as our products. During our fiscal years ended December 31, 2009, 2008 and 2007, these organizations were responsible for approximately 15%, 17% and 18%, respectively, of our domestic net revenues during such periods. If any of the third party sales representative organizations engaged by us fails to adequately promote, market and sell our products, our revenues could be significantly decreased until a replacement organization or distributor can be retained by us. Finding replacement organizations and distributors can be a time consuming process during which our revenues could be negatively impacted.

Our speech-controlled products may not achieve widespread acceptance or may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers or claims against us.

We have invested and expect to continue to invest heavily in the research, development and marketing of our Mandarin-speech technology consumer products. The market for these products are is relatively new and rapidly evolving. Our ability to increase revenue in the future depends largely on acceptance of speech-controlled consumer electronic products in general and our products in particular. The continued development of the market for our current and future speech solutions will also depend on:

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
We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline.

Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China and globally;

•	fluctuation and unpredictability of costs related to raw materials used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	our recent entry into the mobile phone market;

•	competition;

•	compensation related expenses;

•	application of accounting standards;

•	our ability to obtain and maintain all necessary government certifications and/or licenses to conduct our business; and

•	development of a public trading market for our securities.

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

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the consumer electronics business and electric product safety, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, labor, and financial and business taxation laws and regulations.

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

Our principal operating subsidiary, Huizhou NIVS Audio & Video Technology Company Limited, (“NIVS PRC”), is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation

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

Our principal operating subsidiary, NIVS PRC, is a Sino-foreign Equity Joint Venture, which can only conduct business within its approved business scope, which ultimately appears on its business license. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our business license, it will be required to file an application with the authorities for the approval to expand the scope of our business and have our business license re-issued to incorporate such expanded business scope. We cannot assure investors that NIVS PRC will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations, and we may become subject to forthcoming environmental regulations enacted in response to climate change. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

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

In addition, future environmental regulations that are enacted in response to global and regional climate change could place additional burdens on our manufacturing operations. Public attention has focused on the environmental impact of electronics manufacturing and the risk to neighbors of chemical releases from such operations and to the materials contained in electronic products. Complying with existing and possible future environmental laws and regulations, including laws and regulations relating to climate change, may impose upon us the need for additional capital equipment or other process requirements, restrict our ability to expand our operations, disrupt our operations, increase costs, subject us to liability or cause us to curtail our operations.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. On May 29, 2007, SAFE released implementation rules for Circular 75, known as Circular 106. Under Circular 106, the acquired PRC company may be prohibited from distributing dividends to its offshore acquirer if the PRC residents fail to register with SAFE in accordance with the requirement under Circular 75.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel, Guangdong Laowei Law Firm, has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the Revised M&A Regulations, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock.

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

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM, SAFE, CSRC and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our facilities relies on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

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

We face risks related to natural disasters, terrorist attacks or other events in China that may affect usage of public transportation, which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China. For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake. Any future natural disasters, terrorist attacks or other events in China could cause a reduction in usage of or other severe disruptions to, public transportation systems and could have a material adverse effect on our business and results of operations.

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

There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank, in addition to tighter credit and lending restrictions on banks, would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We have adopted an equity compensation plan in the future and intend to make securities grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

NIVS PRC has enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of the PRC, NIVS PRC has had tax advantages granted by local government for enterprise income taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (“New EIT Law”), under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, 2007 the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Under the New EIT Law, we and NIVS BVI may be classified as “resident enterprises” of China for tax purpose, which may subject us and NIVS BVI to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and NIVS BVI. Both us and NIVS BVI have all members of management team located in China. If the PRC tax authorities determine that we or NIVS BVI is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or NIVS BVI receives from NIVS PRC will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

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

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu, or another widespread public health problem in China, where all of our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

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

Prior to the listing of our Common Stock on the NYSE Amex in March 2009, there was no public market for our securities. Since our listing, the price at which our Common Stock has traded has been highly volatile. From our date of listing on NYSE Amex until March 22, 2010, the low and high sale prices of our common stock on the NYSE Amex ranged from $2.03 to $5.50 per share. Accordingly, we cannot assure you that an active trading market will develop or be sustained or that the market price of our common stock will not decline. You might not be able to sell the shares of our common stock at or above the price you have paid. The stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

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

Holders of our common stock may be diluted in the future.

We are authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At March 23, 2010 there were 40,675,347 shares of common stock outstanding and warrants to purchase 55,000 shares of common stock. In addition, we have an authorized reserve of 4,000,000 shares of common stock that we may grant as stock options or other equity awards pursuant to our stock option plan. We also intend to issue approximately $20 million worth of shares of common stock in a public offering that we intend to conduct in the near future. The public offering and any other issuances of our common stock would similarly dilute the relative ownership interest of our current stockholders, and could also cause the trading price of our common stock to decline.

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

As of March 23, 2010, we had approximately 40.7 million shares of Common Stock outstanding. In March 2009, we conducted a registered public offering of 550,000 shares of common stock and registered for additional 7.6 million shares of common stock for resale by selling shareholders. All of these shares are now freely tradable, except for approximately 2.2 million shares that remain subject to lock up restrictions. We also intend to issue approximately $20 million worth of shares of common stock in a public offering that we intend to conduct in the near future, and all of these shares will be freely tradeable.

Additionally, in connection with our public offering in March 2009, the former stockholders of NIVS BVI and their designees, which collectively hold 27,546,667 shares of our common stock, entered into a lock-up agreement pursuant to which they agreed not to sell or transfer any of their shares until March 2011, subject to release from the underwriter, after which the shares may be sold subject to Rule 144. Under Rule 144, an affiliate stockholder who has satisfied a the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of March 23, 2010, 1% of our issued and outstanding shares of common stock was approximately 406,753 shares. Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The annual assessment of our internal controls requirement first applied to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year.

The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In October 2008, our independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty”), informed us that our financial statements for the years ended 2007, 2006, and 2005 and the quarter ended June 30, 2008 and 2007 contained an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of our expenses for those periods. Furthermore, in November 2008, our management identified a material weakness in our controls and procedures regarding our failure to timely disclose and prevent loan transactions made to entities owned and controlled by our CEO and related parties in violation of Section 402 of the Sarbanes-Oxley Act of 2002. In February 2010, we conducted a restatement related to an accounting error that resulted in an overstatement of selling expenses in the amount of approximately $618,000 for the three months ended September 30, 2009 and approximately $870,000 of unrecorded liabilities related to the Company’s non-payment of contributions to PRC housing provident funds for its employees as required under PRC regulations. We may encounter additional problems or delays in completing activities necessary to improve our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment for fiscal year 2010, investor confidence and share value may be negatively impacted.

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

Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”) prohibits us from directly or indirectly, including through any subsidiary, extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. Prior to the Share Exchange, our subsidiaries entered into loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these transactions, our subsidiaries would borrow funds from Mr. Li. In addition, our subsidiaries would lend funds to entities that were owned and controlled by Mr. Li. These entities are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int’l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). The loans, which were unsecured with no fixed repayment date, were for temporary funding of each of the Related Companies’ business.

It was intended that all loans from the Company to the entities owned by our CEO and related parties be repaid prior to the closing of the Share Exchange, and no further loans would be made after the closing of the Share Exchange. In November 2008, it was discovered that the loans to entities owned by our CEO and related parties continued after the closing of the Share Exchange, as more fully described in the notes to the financial statements contained in this Annual Report on Form 10-K. Although we have attempted to take remedial steps to address the violation of Section 402 by requiring immediate and full repayment of all outstanding loan balances, the violation of Section 402 may cause governmental authorities, such as the United States Securities and Exchange Commission, to subject us to criminal, civil, or administrative sanctions, penalties, or investigations, which may not be resolved favorably and will require significant management time and attention, and we could incur costs which could materially and negatively affect our business, results of operations and cash flows. There are no assurances that an investigation or litigation will not commence, and if commenced, that such investigation or litigation will result in a favorable outcome for us. Similarly, private parties may also initiate civil litigation against us for such violations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15th, 2011. NIVS’ management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In China, only the PRC government and peasant collectives may own land.  In 2005, NIVS PRC acquired a total of approximately 2 million square feet of land equity in Lianhelingwei Village, Shuikou Town, in Huizhou City, Guangdong, China for approximately RMB18.8 million (equivalent to approximately USD$2.7million) under land use right granted from the Huizhou State-Owned Land Resource Bureau.  We have the right to use the land until June 2052.  In the event we wish to continue to use the land after this expiration date, we must apply for an extension at least one year prior to the granted land use right’s expiration.

NIVS PRC built a modernized factory on this land property consisting of approximately 2.7 million square feet of total space, including of manufacturing plants, dormitories, research and development, warehouse space, and office facilities.  Its production area covers approximately 1.1 million square feet and its dormitories cover approximately 215,000 square feet.  The production area primary consists of full-product and semi-finished products assembly workshops, in addition to offices, showrooms, and warehouse space.

Our registered principal corporate offices are located in the PRC at NIVS Industry Park, No. 29-31, Shuikou Road, Huizhou, Guangdong, People’s Republic of China 516006.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings outside of the ordinary course of our business.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 Prior to March 13, 2009, our shares of common stock were not listed or quoted for trading on any national securities exchange or national quotation system. On March 13, 2009, we completed the initial public offering and our common stock began trading on the NYSE Amex under the symbol “NIV.”

The following table summarizes the high and low sales price of our common stock as reported by the NYSE Amex for each quarter in the year ended December 31, 2009.   As of March 22, 2010, we had approximately 212 stockholders of record.

	2009
	High	Low
Fourth Quarter	$3.00	$2.17
Third Quarter	$3.26	$2.03
Second Quarter	$4.58	$2.14
First Quarter (from March 13, 2009)	$5.50	$3.24

Performance Stock Graph

March 13, 2009, the date of our initial listing on a national securities exchange, to the cumulative return over such period of The NYSE Amex Composite Index, and the Russell 2000 Index. We do not use a published industry or line-of-business basis, and do not believe we could reasonably identify a different peer group. The graph assumes that $100 was invested on the date on which we completed the public offering of our common stock conducted with our initial listing on March 13, 2009 and in each of the comparative indices on the same date. The graph further assumes that such amount was initially invested in the common stock of our company at the price to which such stock was first offered to the public by our company on the date of our public offering price of $3.50 per share that was conducted in connection with our initial listing. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.,
THE NYSE AMEX COMPOSITE INDEX
AND THE RUSSELL 2000 INDEX

Dividends

We did not pay any dividends during the years ended December 31, 2009, 2008 and 2007.

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

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in the PRC and a substantial majority of our revenues are generated in the PRC, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in the PRC, and, as a result, we may unable to distribute any dividends outside of the PRC due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. NIVS PRC’s funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plan

Our equity compensation plan information is provided as set forth in Part III, Item 11.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from the Company’s audited consolidated financial statements. The following data is qualified in its entirety by the consolidated financial statements and the notes to the consolidated financial statements starting on page F-1 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(all amounts are in thousands except share and per share amounts)
Revenue	$185,198	$143,631	$77,627	$37,735	$21,966
Other Sales	282	415	516	53	-
Cost of Goods Sold	(142,416)	(109,763)	(58,864)	(28,072)	(17,300)
Gross Profit	43,064	34,283	19,279	9,716	4,666

Selling Expenses	6,761	5,376	3,270	1,792	837

General and administrative
Amortization	79	69	62	59	137
Depreciation	331	337	328	300	198
Bad debts (recovery)	(2,745)	2,531	473	133	81
Merger cost	-	1,786	-	-	-
Stock-based compensation	-	765	-	-	-
Other G&A expense	4,850	3,172	2,548	1,126	832
Total General and administrative	2,515	8,660	3,411	1,618	1,248
Research and development	5,315	1,737	373	417	230
Total operating expenses	14,591	15,773	7,054	3,827	2,315
Income from operations	28,473	18,510	12,225	5,889	2,351

Other income (expenses)
Government grant	576	32	28	-	160
Write-down of inventory	-	(132)	(105)	-	(5)
Gain on disposal of assets	-	-	-	1,226	-
Interest income	-	-	235	19	11
Interest expense	(1,567)	(2,208)	(1,792)	(863)	(319)
Imputed interest	-	(656)	(527)	(125)	(97)
Sundry income (expense), net	11	(52)	(111)	(56)	(7)
Total other income (expenses)	(980)	(3,016)	(2,272)	201	(257)

Income before Noncontrolling interest and income taxes	27,493	15,494	9,953	6,090	2,094
Income taxes	(3,406)	(2,031)	(1,269)	(753)	-
Noncontrolling interest	(630)	(430)	(217)	(135)	(56)

Net Income	$23,457	$13,033	$8,467	$5,202	$2,038

Basic and Diluted Earnings Per Share	$0.59	$0.41	$0.31	$0.19	$0.07

Basic Weighted-Average Shares Outstanding	39,858,756	31,553,197	27,546,667	27,546,667	27,546,667
Diluted Weighted-Average Shares Outstanding	39,858,756	31,967,040	27,546,667	27,546,667	27,546,667

Consolidated Balance Sheets	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Total Current Assets	$63,122	$44,963	$25,309	$16,768	$12,287
Total Assets	140,477	118,924	88,554	37,015	34,860
Total Current Liabilities	59,786	63,592	59,528	28,715	19,415
Total Liabilities	59,786	71,435	70,537	34,808	29,469
Total Stockholders’ Equity	80,691	47,489	18,017	2,207	5,391

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

Overview

Through NIVS PRC, we engage in the development, production and sales of consumer electronic products.  Our products primarily consist of audio and video products, including digital audio systems, televisions, digital video broadcasting (“DVB”) set-top boxes, DVD players, as well as audio/video peripheral and accessory products.  We have invested substantial resources in the research and development of our intelligent audio and video consumer products, most of which utilize our Chinese speech interactive technology to permit users to control our products through their spoken commands.  We recently added mobile phones and other 3G communication devices to our product portfolio.  In January 2010, we acquired Dongri, a mobile phone product manufacturer, for a purchase price of up to $23 million.

Through wholesalers and distributors of electronic products, our products are distributed worldwide, including markets in Europe, Southeast Asia and North America.  For export sales and OEM production, we produce based on customer demand and orders. For products with our own brand names, customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. For the year ended December 31, 2009, we had four customers that each accounted for at least 5% of the revenues that we generated. These four customers accounted for a total of approximately 34.9% of our revenue for that period.  During the year ended December 31, 2009, we had one customer—Shenzhen Zhanhui (15.9%)—that accounted for more than 10% of our sales. During the year ended December 31, 2008, we had four customers that generated revenues of at least 5% of our revenues. These four customers accounted for a total of approximately 33.3% of our revenue for the year ended December 31, 2008. For the same period, we had one customer—Shenzhen Zhanhui (12.7%)—that accounted for more than 10% of our sales. During the year ended December 31, 2007, we had five customers that generated revenues of at least 5% of our revenues. These five customers accounted for a total of approximately 38.4% of our revenue for the year ended December 31, 2007. For the same period, we had one customer—HongKong Huian (13.5%)—that accounted for more than 10% of our sales. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

In addition, we have shifted our focus from one product to another product that we believe would increase our profitability. During 2009, our sales revenue for new intelligent audio and video equipment was approximately $83.9 million, which represented an increase of approximately 363.5% compared to revenue of $18.1 million from the sale of intelligent audio and video equipment in 2008. The increase in revenue for new intelligent audio and video equipment resulted from an increase in sales volume. In 2009, our sales volume for home theater increased approximately 15.5% as compared to sales volume in 2008. We believe the increase in sales revenue and volume is a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels. In year ended December 31, 2009, our sales revenue for LCDTV decreased approximately 5.9%, respectively, compared to our sales revenue for the year ended December 31, 2008.

Furthermore, we have recently entered into the mobile phone and communication device market. In January 2010, we agreed to pay up to $23 million in our acquisition of Huizhou Dongri Digital Co., Ltd., a mobile phone product manufacturer. We intend to devote additional management time and resources to penetrating the mobile phone and communication device market. We expect that Dongri will replace a significant portion of outsourced manufacturing services as it relates to mobile phone products that we previously utilized. Because we have our own factory and capabilities to produce a large number of the important components needed for our mobile phone products, we believe that the acquisition will ultimately be the most cost-effective manner to provide mobile phones to the market. We expect that the margins on our mobile phone products will be lower than our audio and video equipment; however, with the acquisition of Dongri, we believe that we will be able to increase the sales volume of our mobile phone products, which will increase our revenues.

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 55% of our revenues for the year ended December 31, 2009, as compared to 60% for the year ended December 31, 2008, and 77% for the year ended December 31, 2007, and sales of products with our own brand accounted for approximately 45% of our revenues for the year ended December 31, 2009, as compared to 40% for the year ended December 31, 2008, and 23% for the year ended December 31, 2007.

Corporate History

We were incorporated in the State of Delaware on December 7, 2006 as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On June 27, 2008, we entered into a share exchange agreement with Niveous Holding Company Limited, a British Virgin Islands company (“NIVS BVI”) and all of the shareholders of NIVS BVI. Pursuant to the exchange agreement, as it was amended on July 25, 2008, we agreed to issue an aggregate of 27,546,667 shares of our common stock in exchange for all of the issued and outstanding securities of NIVS BVI. The share exchange closed on July 25, 2008 and we (i) closed a share exchange transaction pursuant to which we became the 100% parent of NIVS BVI (ii) assumed the operations of NIVS BVI and its subsidiaries, and (iii) changed or name from SRKP 19, Inc. to NIVS IntelliMedia Technology Group, Inc. After the closing of the share exchange and private placement, as described below, we had 36,855,714 outstanding shares of common stock, no shares of preferred stock, no options, and warrants to purchase 946,667 shares of common stock.

The transactions contemplated by the Exchange Agreement, as amended, were intended to be a “tax-free” contribution and/or reorganization pursuant to the provisions of Sections 351 and/or 368(a) of the Internal Revenue Code of 1986, as amended. Because the shares issued that we issued in share exchange represented a controlling interest, the transaction has been accounted for as a recapitalization or reverse merger with NIVS BVI being considered the acquirer. The accompanying consolidated financial statements have been restated on a retroactive basis to present the capital structure of NIVS BVI as though it were the reporting entity.

Recent Events

January 2010 Acquisition of Dongri

In January 2010, we, through NIVS BVI, acquired 100% of the equity interest of Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer located in the Huizhou Zhongkai Hi-tech Zone area. The aggregate purchase price that we agreed to pay is up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets, as more fully described below. With the acquisition of Dongri, we augmented our manufacturing capabilities for mobile phones.

If Dongri's after-tax income for the first half of 2010 exceeds approximately $1.91 million, then an additional $3 million will be paid to the former shareholder of Dongri. If Dongri's after-tax income is between $955,000 and $1.91 million, then a pro-rata amount will be payable, and no percentage of the $3 million will be paid if the after-tax income is less than approximately $955,000. For the third quarter of 2010, if Dongri's after-tax income exceeds approximately $1.03 million, then an additional $3 million will be paid to the former Dongri shareholder. If Dongri's after-tax income is between approximately $514,000 and $1.03 million, then a pro-rata amount will be paid, and no amount will be paid if the after-tax income is less than $514,000. Similarly, for the fourth quarter of 2010, we will pay Dongri an additional $4 million if its after-tax income exceeds $1.18 million, and a pro rata portion if it falls between approximately $590,000 and $1.18 million. No amount will be paid for the fourth quarter if Dongri's after-tax income is less than $590,000.

All after-tax income amounts will be calculated by us in accordance with U.S. GAAP, as confirmed by our independent auditors. We will make additional payments owed to Dongri, if any, no later than the 30 days after the filing of our quarterly or annual report, as applicable, with the SEC for the respective period.

September 2009 Entry into Mobile Phone Market

In September 2009, we were granted a license to manufacture mobile phones by the Ministry of Industry and Information Technology. With our new license, we are authorized to operate mobile phone manufacturing business in mainland China under the “NIVS” brand name. We have capabilities and intellectual property rights to manufacture 3G mobile phones and have already introduced a dual-mode EVDO/GSM 3G handset to the market. Also in 2009, we reached an agreement to manufacture mobile phones for China Telecom Corp. Ltd. to be used with China Telecom’s 3G network, e-Surfing. We currently manufacture two CDMA 3G mobile phone models, the NE16 and NE20.

March 2009 Public Offering

In March 2009, we completed a public offering consisting of 550,000 shares of our common stock. WestPark Capital, Inc. acted as underwriter in the public offering. Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million. In April 2009, WestPark Capital exercised its over-allotment option to purchase an additional of 82,500 shares of common stock. The shares were sold at a price of $3.50 per share for a gross proceed of $288,750.

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

November 2008 Debt Repayment and Set-Off Agreement

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these loan transactions, we would borrow funds from Mr. Li. In addition, our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li. These entities owned and controlled by Mr. Li are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). Our loans to related parties also include a loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd. in the amount of 38,474,900RMB, which is equal to approximately U.S. $5.5 million. The note carried an interest rate of 1.5% per month and was guaranteed by Hyundai Light and Electric (HZ) Co Ltd.

The loans to the Related Companies were for temporary funding of each of the Related Companies’ business, and the amount of the loans made by our subsidiaries to the Related Companies ranged in amount. The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $13 million and $10 million during the years ended December 31, 2008 and 2007, respectively. The loan amounts owed to our subsidiaries by the Related Companies as of December 31, 2008 and 2007 were $0 and $2.2 million, respectively. As of December 31, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $7.8 million, which was converted into equity upon the closing of our public offering in March 2009. All of the loans to and from our subsidiaries were unsecured with no fixed repayment date. The loans were borrowed and repaid frequently. Normally, it was agreed that the loan amounts were to be paid back to our subsidiaries within three to six months from the date of the loan transaction.

Upon the closing of the Share Exchange, we, a public reporting company under U.S. securities laws, gained ownership of the subsidiaries. As a result, our subsidiaries became subject to the Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. Because the loans did not have a purpose directly related to the business operations of our company or our subsidiaries, we believe that the loans made and outstanding after the closing of the Share Exchange may violate Section 402 of Sarbanes-Oxley, which would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. It was intended that all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008. In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange, as more fully described in the notes to the financial statements contained in this report. We made a total of 47 loans, with a total loan amount of $3,221,915, to the Related Companies after the closing of the Share Exchange.

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

Immediately prior to the repayments under the Agreement, our subsidiaries had an aggregate outstanding loan amount of approximately $8.8 million owed to Mr. Li (the “Li Debt”). On the same date, Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of approximately $1.0 million owed to our subsidiaries (the “Related Companies’ Debt”), which consisted of approximately $1.0 million owed by Korea Hyundai Light & Electric (Int'l) Holding. Pursuant to the Agreement, the Related Companies’ Debt of approximately $1.0 million was repaid by set off against the Li Debt of approximately $8.8 million. As a result of the transactions contemplated by the Agreement, the Related Companies’ Debt was no longer outstanding and neither Mr. Li nor any of the Related Companies owed us or our subsidiaries any loan amount. Moreover, after the repayments under the Agreement, our subsidiaries’ remaining debt owed to Mr. Li was approximately $7.8 million. The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to the us or our subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of our company or subsidiaries, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by us or our subsidiaries to such persons or entities in the future.

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

Taxation. Under the tax laws of PRC, NIVS PRC has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%, except for High Tech companies that pay a reduced rate of 15%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, 2007 the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company's consolidated results of operations or financial condition.

Results of Operations

The following table sets forth information from our statements of income for the years ended December 31, 2009, 2008, and 2007 in dollars and as a percentage of revenue:

	Years Ended December 31,
	2009		2008		2007
	(in thousands)
Revenue	$185,198	99.8%	$143,631	99.7%	$77,627	99.3%
Other Sales	282	0.2%	415	0.3%	516	0.7%
Cost of Goods Sold	(142,416)	-76.8%	(109,763)	-76.2%	(58,864)	-75.3%
Gross Profit	43,064	23.2%	34,283	23.8%	19,279	24.7%

Selling Expenses	6,761	3.6%	5,376	3.7%	3,270	4.2%

General and administrative
Amortization	79	0.0%	69	0.0%	62	0.1%
Depreciation	331	0.2%	337	0.2%	328	0.4%
Bad debts (recovery)	(2,745)	-1.5%	2,531	1.8%	473	0.6%
Merger cost	-	0.0%	1,786	1.2%	-	0.0%
Stock-based compensation	-	0.0%	765	0.5%	-	0.0%
Other G&A expense	4,850	2.6%	3,172	2.2%	2,548	3.3%
Total General and administrative	2,515	1.3%	8,660	5.9%	3,411	4.4%
Research and development	5,315	2.9%	1,737	1.2%	373	0.5%
Total operating expenses	14,591	7.8%	15,773	10.8%	7,054	9.1%
Income from operations	28,473	15.4%	18,510	13.0%	12,225	15.6%

Other income (expenses)
Government grant	576	0.3%	32	0.0%	28	0.0%
Write-down of inventory	-	0.0%	(132)	-0.1%	(105)	-0.1%
Gain on disposal of assets	-	0.0%	-	0.0%	-	0.0%
Interest income	-	0.0%	-	0.0%	235	0.3%
Interest expense	(1,567)	-0.8%	(2,208)	-1.5%	(1,792)	-2.3%
Imputed interest	-	0.0%	(656)	-0.5%	(527)	-0.7%
Sundry income (expense), net	11	0.0%	(52)	0.0%	(111)	-0.1%
Total other income (expenses)	(980)	-0.5%	(3,016)	-2.1%	(2,272)	-2.9%

Income before Noncontrolling interest and income taxes	27,493	14.9%	15,494	10.9%	9,953	12.7%
Income taxes	(3,406)	-1.8%	(2,031)	-1.4%	(1,269)	-1.6%
Noncontrolling interest	(630)	-0.3%	(430)	-0.2%	(217)	-0.3%

Net Income	$23,457	12.8%	$13,033	9.3%	$8,467	10.8%

Years ended December 31, 2009 and 2008

Revenues, which consist of sales of our products, were $185.2 million for the year ended December 31, 2009, an increase of $41.6 million, or 29.0%, compared to $143.6 million for the year ended December 31, 2008. The increase in revenue was attributed mainly to the increased demand for and sales of intelligent audio and video products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the sales of digital equipment and other products, as well as price increases of some of our audio system products. Sales revenue for our intelligent audio and video equipment increased to $83.9 million for the year ended December 31, 2009, an increase of 363.5% as compared to $18.1 million for the year ended December 31, 2008.  For the year ended December 31, 2009, our sales revenue for standard audio equipment decreased to $90.5 million, a decrease of 21.6 % compared to $115.5 million for the same period in 2008. Sales revenue for televisions decreased to $19.4 million, a decrease of 6.3% compared to $20.7 million for the same period in 2008.  For the year ended December 31, 2009, our sales volume for standard audio equipment decreased by 25.3% to 3.48 million pieces as compared to 4.66 million pieces for 2008.  For the year ended December 31, 2009, our sales volume for televisions increased by 5.6% to 0.19 million pieces as compared to 0.18 million pieces for the same period in 2008.  Our sales volume for intelligent audio and video equipment increased by 66.7% to 0.85 million pieces as compared to 0.51 million pieces for the same period in 2008. We believe the increases in sales revenue and volume of intelligent audio and video products are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $142.4 million for the year ended December 31, 2009, an increase of $32.6 million, or 29.7%, compared to $109.8 million for the year ended December 31, 2008. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the years ended December 31, 2009 and 2008 were 76.8% and 76.2%, respectively.

Gross profit for the year ended December 31, 2009 was $ 43.1 million, or 23.3 % of revenues, compared to $34.3 million, or 23.9% of revenues, for the year ended December 31, 2008. Gross profit margins are a factor of cost of sales, product mix and product demand. For the year ended December 31, 2009, the price of standard audio equipments which are large percentage of our sales decreased and some of the costs involved in production increased; however, its effect is partially offset by increase in the new intelligent products. These factors caused the small decrease in gross margin.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $6.8 million for the year ended December 31, 2009, an increase of $1.4 million, or 25.9%, compared to $5.4 million for the year ended December 31, 2008. The increase was primarily due to an increase in television advertising (on CCTV), internet advertising, and marketing activities.

Research and development expenses were approximately $5.3 million for the year ended December 31, 2009, an increase of approximately $3.6 million, or 211.8% compared to approximately $1.7 million for the year ended December 31, 2008. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products, such as mobile phones and other 3G communication products.

General and administrative expenses were $2.5 million for the year ended December 31, 2009, a decrease of $6.2 million, or 71.3%, compared to $8.7 million for the year ended December 31, 2008. General and administrative expenses include amortization, depreciation, bad debt(recovery), merger costs, professional fees, office expenses, salary and wages, utilities, employee housing fund and other expenses. The substantial portion of the decrease for the year ended December 31, 2009 was due to the $2.7 million reversal of bad debt allowance in 2009 and the $2.5 million bad debt expense recorded in 2008, and we had merger cost in 2008. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a public reporting company in the United States, in addition to the increased general administrative expense that will be involved with the operation of Dongri.

Interest expenses were $1.6 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease was due to the decrease in the interest rate during the year ended December 31, 2009.

Income tax provisions for years ended December 31, 2009 and 2008 were approximately $3.4 million and $2.0 million, respectively. The increase is mainly due to an increase in the taxable income for the year ended December 31, 2009. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years. Our effective income tax rates for the years ended December 31, 2009 and 2008 were 12.4% and 13.1%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected as a result of the new EIT Law.

Net income was $23.5 million for the year ended December 31, 2009, an increase of $10.5 million, or 80.8%, compared to $13.0 million for the year ended December 31, 2008.

Years ended December 31, 2008 and 2007

Revenues, which consist of sales of our products, were $143.6 million for the year ended December 31, 2008, an increase of $66.0 million, or 85.1%, compared to $77.6 million for the year ended December 31, 2007. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of digital equipment and LCD products, as well as price increases of some of our audio system products. For the year ended December 31, 2008, our sales revenue for standard audio equipment increased to $52 million, an increase of 2% compared to $51 million for the same period in 2007. Sales revenue for televisions increased to $15.18 million, an increase of 299.5% compared to $3.8 million for the same period in 2007. Sales revenue for our intelligent audio and video equipment increased to $25.31 million for the year ended December 31, 2008, an increase of 481.8% as compared to $4.35 million for the year ended December 31, 2007. For the year ended December 31, 2008, our sales volume for standard audio equipment increased by 17.1% to 4.66 million pieces as compared to 3.98 million pieces for 2007. The increase was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the year ended December 31, 2008, our sales volume for televisions increased by 380.6% to 76.32 million pieces as compared to 0.2 million pieces for the same period in 2007. Our sales volume for intelligent audio and video equipment increased by 755% to 0.513 million pieces as compared to 0.06 million pieces for the same period in 2007. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $109.8 million for the year ended December 31, 2008, an increase of $50.9 million, or 86.4%, compared to $58.9 million for the year ended December 31, 2007. The increase was primarily a result of the increase in sales and was consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the years ended December 31, 2008 and 2007 were 76.2% and 75.3%, respectively.

Gross profit for the year ended December 31, 2008 was $34.3 million, or 23.8% of revenues, compared to $19.3 million, or 24.7% of revenues, for the year ended December 31, 2007. The increase in our gross profit margin for the year ended December 31, 2008 was primarily due to the increase of sales price of our audio system products. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $5.4 million for the year ended December 31, 2008, an increase of $2.1, million, or 63.6%, compared to $3.3 million for the year ended December 31, 2007. The increase in selling expenses was primarily attributable to the increase in advertising and marketing activities.

Research and development expenses were approximately $1.7 million for the year ended December 31, 2008, a increase of approximately $1.3 million, or 325.0% compared to approximately $0.4 million for the year ended December 31, 2007. The increase was caused by increased new product research and development and the upgrading of old products to meet the market need. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products, such as mobile phones and other 3G communication products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fee, various taxes and levies and other expenses, were $8.7 million for the year ended December 31, 2008, an increase of $5.3 million, or 155.9%, compared to $3.4 million for the year ended December 31, 2007. The increase was primarily a result of the cost of merger. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a public reporting company in the United States, in addition to the increased general administrative expense that will be involved with the operation of Dongri.

Interest expenses were $2.2 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. The increase was due to new short-term and long-term bank loans during the year ended December 31, 2008.

Income tax provisions for years ended December 31, 2008 and 2007 were approximately $2.0 million and $1.3 million, respectively. The increase is mainly due to an increase in the taxable income for the year ended December 31, 2008. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on normal tax rate of 24% for the following three consecutive years.  Our effective income tax rates for the years ended December 31, 2008 and 2007 were 13.1% and 12.7%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, 2007, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Net income was $13.0 million for the year ended December 31, 2008, an increase of $4.5 million, or 52.9%, compared to $8.5 million for the year ended December 31, 2007.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $5.9 million as of December 31, 2009, as compared to $0.5 million as of December 31, 2008. In addition, we also had approximately $4.8 million in restricted cash as of December 31, 2009, as compared to $11.7 million as of December 31, 2008. Our restricted cash is held as a security deposit for our recurring, short-term bank notes and short-term loans. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $3.3 million and negative working capital of $18.6 million as of December 31, 2009 and 2008, respectively. The decrease of negative working capital was largely caused by public offering fund raising.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $33.2 million and $20.4 million, or 52.6% and 45.3% of current assets, as of December 31, 2009 and 2008, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and finished goods inventory on hand to ensure timely delivery of our products to our customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the aging of accounts receivable, the collectability of specific customer accounts, our history of bad debts, and the general condition of the industry.

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital. We experienced no bad debt expense during the year ended December 31, 2009 compared to $2.5 million for the same period in 2008. As of December 31, 2009, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable. Bad debt expense was $2.5 million for the year ended December 31, 2008, compared to $0.5 million for the year ended December 31, 2007. The increase was primarily due to an increase in the aging of our accounts caused by the financial crisis. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our trade receivables age and become uncollectible our cash flow and results of operations are negatively impacted.

As of December 31, 2009, inventories amounted to $9.6 million, compared to $11.3 million as of December 31, 2008. We have experienced increased sales volume annually and, also, we launched promotion campaign in domestic market in the first quarter of 2009; as a result, we need to maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign. We expect to experience increase in our inventory levels going forward, including both of raw material and finished goods. We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $51.7 million and $54.7 million as of December 31, 2009 and 2008, respectively. These loans carry annual interest rates of approximately 3.3% to 7.2% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, equipment, receivables and land use rights. In China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these loan transactions, we would borrow funds from Mr. Li. As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd. In addition, our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li. These entities controlled by Mr. Li are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). Our loans to related parties also include a loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd. in the amount of 38,474,900 RMB, which is equal to approximately U.S. $5.5 million. The note carried an interest rate of 1.5% per month and was guaranteed by Hyundai Light and Electric (HZ) Co Ltd. This loan has been paid in full as of November 28, 2008. The amount of the loans made by our subsidiaries to the Related Companies ranged in amount. The aggregate amount loaned from our subsidiaries to the Related Companies was approximately $0 and $13 million during the years ended December 31, 2009 and 2008, respectively.

As presented in our statements of cash flows in our financial statements, the cash payments directly to and from our largest shareholder, Mr. Li, are reflected as “Due to Shareholder” and are classified as financing activities pursuant to the standards within ASC 230, which provides that “financing activities include obtaining resources from owners and providing them with a return on, and a return of, their investment; borrowing money and repaying amounts borrowed.”  The loan transactions with the related parties are classified as investing activity in accordance with the standards within ASC 230 as the related parties are not “owners” of our company as described in the standards within ASC 230 since the entities do not own equity in our company.  In addition, Mr. Li, from July 2008, has not owned any part of Hyundai Light & Electric (Int’l) Holding Limited, and Mr. Li has never had any ownership interest of the supplier of Hyundai Light & Electric (Int’l) Holding Limited that was the holder of the note.  The loans to the related parties were not a borrowing of funds by us, nor a repayment of funds borrowed by an owner.

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

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, Inc., the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000.  We used the proceeds from the Private Placement to provide working capital for speech-controlled TV and product promotion, speech-controlled audio acoustics, DVD, and DVB production capacity expansion, technology and product research and development, basic research and application product development, brand building and publicity and strengthening channel building and brand promotion in China and to increase reserve funds as well as new production lines for LCD TV for the expansion of business.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $213,650, $217,882, and $232,655 for the years ended December 31, 2009, 2008, and 2007, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, NIVS PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually. If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results. As of December 31, 2009, the Company has not received any notice from the local housing authority or any claim from our current and former employees

In October 2009, we commenced construction on Phase II of our factory in Huizhou (Phase II), which will include a new manufacturing facility and dormitory. Phase II's manufacturing facility, adjacent to Phase I, will span approximately 36,000 square meters and will be dedicated to designing and making super thin LEDTVs, HD LCDTVs and 3G cell phones under the NIVS brand name and intended for distribution in China's domestic market. The expected production capacity will be 2 million TV sets and 1.5 million phones per year. Construction is scheduled to be completed during the second quarter of 2010, and the manufacturing facility is expected to be operational later that same quarter.  The estimate completion date is April 30, 2010 for the manufacturing facility and June 30, 2010 for the dormitory. Total budget of the construction is RMB 53,500,000 ($7,847,380).

In January 2010, we acquired Dongri, a mobile phone product manufacturer, for a purchase price of up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets for the first half of 2010, the third quarter of 2010, and the fourth quarter of 2010.  We are required to make additional payments owed to Dongri, if the targets are met, no later than the 30 days after the filing of our quarterly or annual report, as applicable, with the SEC for the respective period.

In January 2010, we entered into a purchase agreement with Kuanda (Xiamen) Communications Co., Ltd and China PTAC Communications Services, on behalf of China Telecom, for the purchase by China Telecom of our two 3G mobile phone products.  The purchase agreement is contingent on delivery of the 3G mobile phones representing the aggregate order by March 31, 2010. The value of the order is approximately $28.8 million, and the dollar value of any additional orders further to this relationship depends on the final number of delivered products.  We expect that we will expend approximately $14 million in the first quarter of 2010 to produce and deliver the mobile phone products pursuant to the purchase order.

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

Cash Flow Information

Net cash provided by operating activities was $18.6 million for the year ended December 31, 2009, compared to net cash used in operating activities of $0.8 million for the year ended December 31, 2008. The increase in net cash provided in operating activities was primarily due to an increase in collection of trade receivables and an increase in inventory turnaround. Our increase in net cash provided in operating activities for the year ended December 31, 2009 was partially offset by an increase in cash used in accounts receivable in response to demand of our products. Net cash used in operating activities was $0.8 million for the year ended December 31, 2008, compared to net cash used in operating activities of $9.7 million for the year ended December 31, 2007. The decrease in net cash used in operating activities was primarily due to a decrease in cash used in inventories, raw material purchases and advance to suppliers for purchases. Our decrease in net cash used in operating activities for the year ended December 31, 2008 was partially offset by a decrease in accounts payable and accrued liabilities and an increase in accounts receivable, which primarily resulted from an increase in our sales from $77.6 million in 2007 to $143.6 million in 2008.

Investing activity during the years ended December 31, 2009 and 2008 included the purchasing of property and equipment, intangible assets, and equity investment, which resulted in net cash used in investing activities of $11.4 million for the year ended December 31, 2009, compared to net cash used in investing activities of $ 24.3 million for the year ended December 31, 2008. The decrease in net cash used in investing activities was primarily due to the decrease in the restricted cash and the completion of our new plant renovation in 2008. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,283,997). The plant renovation and the equipment installation were completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542) was paid in January, 2009. As of December 31, 2009, we had paid $ 9.6 million for the purchase of production equipment and construction on Phase II of the factory. Investing activity during the years ended December 31, 2008 and 2007 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $24.3 million for the year ended December 31, 2008, compared to net cash used in investing activities of $10.8 million for the year ended December 31, 2007. The increase in net cash used in investing activities was primarily due to the increase of restricted cash related to bank notes issued.

Net cash used in financing activities amounted to $1.8 million for the year ended December 31, 2009, compared to net cash provided by financing activities of 23.3 million for the year ended December 31, 2008. The change in cash used in/provided by financing activities was primarily a decrease in various notes payable financing, partially offset by an increase in cash flow provided by bank loans and our public offering closing in March 2009. Net cash provided by financing activities amounted to $23.3 million for the year ended December 31, 2008, compared to net cash provided by financing activities of $20.7 million for the year ended December 31, 2007. The increase of cash provided was primarily a result of the private placement closing in July 2008 and various notes payable financing.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through a public offering that we intend to conduct in 2010 will be sufficient to fund our current capital needs. We expect that our primary sources of funding for our operations for this year will result from our continued use of bank loans and bank notes and cash flow from operations to fund our operations during this year. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Contractual obligations

The following table describes our contractual commitments and obligations as of December 31, 2009, in thousands:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short term bank loans and bank notes payable	$51,700	$51,700	$-	$-	$-
Total	$51,700	$51,700	$-	$-	$-

Seasonality

The first quarter is traditionally our low season due to the long Chinese New Year Holiday, with sales gradually increasing in the second quarter. Sales are usually highest in the fourth quarter as most of the factories in China will ship out their stock to prepare for the Chinese New Year Holiday.

Quarterly Information

The table below presents selected results of operations for the quarters indicated.  All amounts are in thousands, except share and per share amounts.
	Quarter Ended
	December, 31 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Revenues	62,697	$52,384	$40,860	$29,257	$185,198
Operating Income	12,456	6,787	5,934	3,296	28,473
Net Income attributable NIVS IntelliMedia Technology Group, Inc. shareholders	10,955	5,538	4,596	2,368	23,457
Net Income Per Share
Basic and Diluted	0.28	0.14	0.11	0.06	0.59

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$42,583	$49,411	$24,861	$26,776	$143,631
Operating Income	3,861	5,830	4,464	4,355	18,510
Net Income attributable NIVS IntelliMedia Technology Group, Inc. shareholders	1,934	4,563	3,286	3,250	13,033
Net Income Per Share
Basic and Diluted	0.04	0.13	0.12	0.12	0.41

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Change in Accountants

We engaged MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm effective January 21, 2010. Concurrent with this appointment, we dismissed Kempisty & Company Certified Public Accountants PC (“Kempisty”), effective January 21, 2010. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2009 due to the deficiencies described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria and due to the deficiencies described.

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

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures to address the deficiencies as described above, there were changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement on Schedule 14A which will be filed before the end of the 120-day period immediately following the end of our 2009 fiscal year, or, if our definitive proxy statement is not filed within that time, the information will be filed as part of an amendment to this annual report on Form 10-K/A, not later than the end of the 120-day period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial Statements: See “Index to Consolidated Financial Statements” on page F-1 of this annual report on Form 10-K.

2.   Financial Statement Schedule: See Notes to the Consolidated Financial Statements in Part II, Item 8 of this annual report on Form 10-K.

SCHEDULE II
NIVS IntelliMedia Technology Group, Inc.
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2009, 2008 and 2007

Allowance for Doubtful Accounts:	Balance at the Beginning of the Year	Charge to Cost and Expenses	(Deductions)/ Additions		Balance at the End of the Year

Year ended December 31, 2007	$220,334	$507,931	$		$728,265
Year ended December 31, 2008	728,265	2,649,811			3,378,076
Year ended December 31, 2009	3,378,076			(2,745,067)	633,009

3.   Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huizhou, People’s Republic of China, on March 24, 2010.

NIVS IntelliMedia Technology Group, Inc.
(Registrant)

Dated: March 24, 2010	/s/ Tianfu Li
By: Tianfu Li
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	March 24, 2010
/s/ Tianfu Li	Chairman of the Board
Tianfu Li	(Principal Executive Officer)
	Interim Chief Financial Officer and Corporate	March 24, 2010
/s/ Simon Zhang	Secretary (Principal Financial and Accounting
Simon Zhang	Officer)

/s/ Ruxiang Ni	Director	March 24, 2010
Ruxiang Niu

/s/ Minghui Zhang	Director	March 24, 2010
Minghui Zhang

/s/ Gengqiang Yang	Chief Operating Officer and Director	March 24, 2010
Gengqiang Yang

/s/ Charles Mo	Director	March 24, 2010
Charles Mo

EXHIBIT INDEX

Exhibit Number	Description

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

4.2
NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2009).

4.3
Form of Stock Option Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-162508) filed with the Securities and Exchange Commission on October 15, 2009).

4.4
Form of Restricted Stock Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-162508) filed with the Securities and Exchange Commission on October 15, 2009).

4.5
Form of Restricted Stock Unit Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-162508) filed with the Securities and Exchange Commission on October 15, 2009).

4.6
Form of Stock Appreciation Rights Agreement for 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-162508) filed with the Securities and Exchange Commission on October 15, 2009).

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

Exhibit Number	Description
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

10.10
Intellectual Property Assignment Agreement dated July 18, 2008 entered into by and between NIVS (Huizhou) Audio & Video Tech. Co., Ltd. and Tianfu Li (Schedule A translated to English) (incorporated by reference from Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-153005) filed with the Securities and Exchange Commission on October 10, 2008).

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

10.13	Form of 2009 Employment Agreement dated December 2009 entered into with executive officers indicated in Schedule A attached to the Form of Agreement (translated to English).

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

Exhibit Number	Description

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

10.19
Stock Purchase Agreement dated January 19, 2010 entered into by and between NIVS Holding Company Limited, East Best Industrial Limited, and Hu Xui Li (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010).

23.1	Consent of MaloneBailey, LLP.

23.2	Consent of Kempisty & Company Certified Public Accountants PC.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-5

CONSOLIDATED BALANCE SHEETS	F-6

CONSOLIDATED STATEMENTS OF INCOME	F-7

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	F-9

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-11 – F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NIVS IntelliMedia Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NIVS IntelliMedia Technology Group, Inc. and Subsidiaries (“the Company”) as of December 31, 2009 and the related consolidated statements of income, change in stockholders’ equity, comprehensive income, and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2009. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NIVS IntelliMedia Technology Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NIVS IntelliMedia Technology Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of  NIVS IntelliMedia Technology Group, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NIVS IntelliMedia Technology Group, Inc. and Subsidiaries at December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NIVS IntelliMedia Technology Group, Inc. and Subsidiaries

We have audited the condensed Parent Only balance sheet of NIVS IntelliMedia Technology Group, Inc. (the “Company”) as of December 31, 2009 and the related condensed Parent Only statements of income and cash flows for the year then ended included in Footnote 25 to the Consolidated Financial Statements of NIVS IntelliMedia Technology Group, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of NIVS IntelliMedia Technology Group, Inc. at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NIVS IntelliMedia Technology Group, Inc.

We have audited the condensed Parent Only balance sheet of NIVS IntelliMedia Technology Group, Inc. (the “Company”) as of December 31, 2008 and the related condensed Parent Only statements of income and cash flows for the years ended December 31, 2008 and the period from inception to December 31, 2007 included in Footnote 25 to the Consolidated Financial Statements of NIVS IntelliMedia Technology Group, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the results of NIVS IntelliMedia Technology Group, Inc.’s operations and its cash flows for the year ended December 31, 2008 and the period from inception to December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 24, 2009

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$5,916,224	$461,504
Trade receivables, net	33,228,955	20,364,356
Inventories, net	9,626,048	11,279,832
Prepaid expenses, deposit and other receivables	8,641,448	81,690
VAT refundable	869,202	1,094,090
Restricted cash	4,840,137	11,681,595
Total current assets	63,122,014	44,963,067
Property, equipment and construction in progress, net	58,409,374	56,331,487
Advances to suppliers	16,649,904	15,286,028
Intangible assets, net	2,295,244	2,343,383
Total Assets	$140,476,536	$118,923,965

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable - trade	$3,932,115	$2,020,363
Accrued liabilities and other payable	1,485,577	1,441,922
Wages payable	801,972	800,744
Corporate tax payable	1,372,117	2,744,518
Various taxes payable	494,678	470,860
Customer deposits	-	1,393,171
Short-term loans	43,987,358	35,871,715
Bank notes payable	7,712,609	18,849,201
Total current liabilities	59,786,426	63,592,494
Due to shareholder	-	7,842,780
Total Liabilities	59,786,426	71,435,274

Shareholders' Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	4,068	3,686
Additional paid-in capital	21,717,239	12,663,513
Accumulated other comprehensive income	3,979,941	3,960,012
Statutory reserve fund	5,722,107	3,568,869
Retained earnings (unrestricted)	47,497,211	26,193,371
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	78,920,566	46,389,451
Noncontrolling interest	1,769,544	1,099,240
Total Shareholders' Equity	80,690,110	47,488,691
Total Liabilities & Shareholders' Equity	$140,476,536	$118,923,965

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In US Dollars)

		For the Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenues	$185,197,972	$143,630,679	$77,626,516
Other Revenues	282,289	414,968	516,415
Cost of Goods Sold	(142,416,067)	(109,762,476)	(58,864,342)
Gross Profit	43,064,194	34,283,171	19,278,589

Selling Expenses	6,761,597	5,376,083	3,269,414

General and administrative
Amortization	78,665	68,788	62,175
Depreciation	331,153	337,445	327,575
Bad debts (recovery)	(2,745,003)	2,531,479	473,218
Merger cost	-	1,785,696	-
Stock-based compensation	-	765,000	-
Other general and administrative	4,850,370	3,171,458	2,548,047
Total general and administravive	2,515,185	8,659,866	3,411,015
Research and development	5,314,781	1,737,323	373,472
Total operating expenses	14,591,563	15,773,272	7,053,901
Income from operations	28,472,631	18,509,899	12,224,688

Other income (expenses)
Government grant	575,870	31,713	28,138
Write-down of inventory	-	(131,837)	(105,106)
Interest income	6	91	234,655
Interest expense	(1,566,976)	(2,208,051)	(1,791,490)
Imputed interest	-	(656,167)	(526,428)
Sundry income (expense), net	11,407	(51,714)	(111,405)
Total other income (expenses)	(979,693)	(3,015,965)	(2,271,636)

Income before noncontrolling interest and income taxes	27,492,938	15,493,934	9,953,052
Income taxes	(3,406,230)	(2,031,031)	(1,268,963)
Net income	24,086,708	13,462,903	8,684,089

Net income attributable to the noncontrolling interest	(629,630)	(429,490)	(217,569)

Net income attributable NIVS IntelliMedia Technology Group, Inc.	$23,457,078	$13,033,413	$8,466,520

Basic earnings per share - net income attributable to NIVS's common shareholders	$0.59	$0.41	$0.31

Weighted-average shares outstanding, Basic	39,858,756	31,553,197	27,546,667

Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.59	$0.41	$0.31

Weighted-average shares outstanding, Diluted	39,858,756	31,967,040	27,546,667

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the years Ended December 31, 2009, 2008 and 2007
(In US Dollars)

	NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
					Accumulated
			Additional	Statutory	Other	Retained		Total
	Common Stock		Paid-in	Reserve	Comprehensive	Earnings	Due from	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Related Parties	Equity	Interset	Equity
Balance at December 31, 2006	27,546,667	$2,755	$229,375	$522,058	$439,688	$7,740,249	$(7,015,018)	$1,919,107	$288,654	$2,207,761
Allocation of retained earnings to statutory reserve fund	-	-	-	756,706	-	(756,706)	-	-	-	-
Capital contribution from noncontrolling interest	-	-	-	-	-	-	-	-	80,762	80,762
Imputed interest allocated	-	-	526,428	-	-	-	-	526,428	-	526,428
Foreign currency translation adjustment	-	-	-	-	1,682,924	-	-	1,682,924	33,146	1,716,070
Net income for the year	-	-	-	-	-	8,466,520	-	8,466,520	217,569	8,684,089
Due from related parties	-	-	-	-	-	-	4,801,648	4,801,648	-	4,801,648
Balance at December 31, 2007	27,546,667	2,755	755,803	1,278,764	2,122,612	15,450,063	(2,213,370)	17,396,627	620,131	18,016,758
Retain of 2,340,000 shares by original SRKP19, Inc. stockholders prior to reverse merger	2,340,000	234	(234)	-	-	-	-	-	-	-
Issuance of 6,544,047 shares at $1.80 in private placement occurred in July, 2008	6,544,047	654	11,778,631	-	-	-	-	11,779,285	-	11,779,285
Financing cost related to private placement	-	-	(1,291,811)	-	-	-	-	(1,291,811)	-	(1,291,811)
Issuance of 425,000 shares at $1.80 to IR company as part of service fee	425,000	43	764,957	-	-	-	-	765,000	-	765,000
Allocation of retained earnings to statutory reserve fund	-	-	-	2,290,105	-	(2,290,105)	-	-	-	-
Capital injection from noncontrolling interest	-	-	-	-	-	-	-	-	22,032	22,032
Imputed interest allocated	-	-	656,167	-	-	-	-	656,167	-	656,167
Foreign currency translation adjustment	-	-	-	-	1,837,400	-	-	1,837,400	27,587	1,864,987
Net income for the year	-	-	-	-	-	13,033,413	-	13,033,413	429,490	13,462,903
Comprehensive Income	-	-	-	-	-	-	-	-	-	-
Due from related parties	-	-	-	-	-	-	2,213,370	2,213,370	-	2,213,370
Balance at December 31, 2008	36,855,714	3,686	12,663,513	3,568,869	3,960,012	26,193,371	-	46,389,451	1,099,240	47,488,691
Allocation of retained earnings to statutory reserve fund	-	-	-	2,153,238	-	(2,153,238)	-	-	-	-
Sales of 550,000 shares at $3.50 in IPO, net of issuance cost of $916,509	550,000	55	1,008,436	-	-	-	-	1,008,491	-	1,008,491
Issuance of 2,240,493 shares at $3.50 in exchange for "Li Debt"	2,240,493	224	7,841,502	-	-	-	-	7,841,726	-	7,841,726
Issuance of 946,640 shares upon cashless exercise of 946,667 warrants at $4.12 per share	946,640	95	(95)	-	-	-	-	-	-	-
Issuance of 82,500 shares at $3.50, net of issuance cost of $84,859	82,500	8	203,883					203,891	-	203,891
Capital contributed from noncontrolling interest	-	-	-	-	-	-	-	-	13,746	13,746
Foreign currency translation adjustment	-	-		-	19,929	-	-	19,929	26,928	46,857
Net income for the year	-	-	-	-	-	23,457,078	-	23,457,078	629,630	24,086,708
Balance at December 31, 2009	40,675,347	$4,068	$21,717,239	$5,722,107	$3,979,941	$47,497,211	$-	$78,920,566	$1,769,544	$80,690,110

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In US Dollars)

		For the Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Net income	$24,086,708	$13,462,903	$8,684,089

Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	46,857	1,864,987	1,716,070
Comprehensive income	24,133,565	15,327,890	10,400,159

Comprehensive income attributable to the noncontrolling interest	(656,558)	(457,077)	(250,715)

Comprehensive income attributable to NIVS's common shareholders	$23,477,007	$14,870,813	$10,149,444

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
		For the Year Ended
		December 31,
	2009	2008	2007

Cash Flows From Operating Activities

Net income	$24,086,708	$13,462,903	$8,684,089
Adjustments to reconcile net income to net cash provided by operating activities:

Imputed interest	-	656,167	526,428
Bad debt expense (recovery)	(2,745,003)	2,531,479	473,218
Depreciation expense	5,850,550	4,887,386	1,169,319
Amortization expense	78,665	68,788	62,175
Stock-based compensation	-	765,000	-
Write-down of inventory	-	131,837	105,106
Changes in operating assets and liabilities:
Trade receivables	(10,117,126)	(18,385,002)	(4,838,184)
Advances to suppliers	350,934	1,318,827	(13,640,207)
Prepaid expenses and deposits	-	(63,105)	38,265
Inventories, net	1,655,152	6,067,538	(15,908,385)
VAT refundable	225,021	(1,094,090)	-
Accounts payable, accrued liabilities and customer deposits	561,647	(12,650,271)	12,402,518
Various taxes payable	23,761	283,149	(315,905)
Wages payable	1,131	192,522	436,329
Corporate tax payable	(1,372,734)	1,018,753	1,092,944
Net cash provided by (used in) operating activities	18,598,706	(808,119)	(9,712,290)

Cash Flows From Investing Activities
Restricted cash	6,842,875	(9,698,348)	(276,104)
Deposits for Dongri Acquisition	(8,559,748)	-	-
Purchases of property, plant and equipment	(5,232,911)	(15,326,949)	(15,297,640)
Payments made for construction in progress	(4,405,199)	(1,480,627)	-
Purchases of intangible assets	(31,605)	(28,830)	-
Due from related parties	-	2,213,370	4,801,648
Short-term investment, marketable securities	-	-	(650)
Net cash used in investing activities	(11,386,588)	(24,321,384)	(10,772,746)

Cash Flows From Financing Activities
Net borrowing from bank loans payable	8,111,292	3,230,239	15,985,886
Net borrowing (repayment) in bank notes payable	(11,138,878)	12,744,638	(145,438)
Capital lease payable	-	-	(61,669)
Net proceeds of share issurances	1,212,382	10,487,474	-
Due to shareholder	-	(3,165,990)	4,916,614
Net cash provided by (used in) financing activities	(1,815,204)	23,296,361	20,695,393
Effect of exchange rate changes on cash	57,806	855,995	668,904
Net increase in cash and cash equivalents	5,454,720	(977,147)	879,261

Cash and cash equivalents, beginning of period	461,504	1,438,651	559,390
Cash and cash equivalents, end of period	$5,916,224	$461,504	$1,438,651

Supplemental disclosure information::
Interest expense paid	$1,706,762	$2,208,051	$1,791,490
Income taxes paid	$4,773,839	$2,031,031	$1,268,963

Non cash investing and financing activities:
Exchange of investment for equipment	$-	$-	$12,824,623
Conversion of Li debt to common stock	$7,841,726	$-	$-

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

Because the shares issued by the NIVS USA to the shareholders of Niveous and their designees in the aforementioned transaction represented a controlling interest, the transaction has been accounted for as a recapitalization or reverse merger with Niveous being considered the accounting acquirer. The accompanying consolidated financial statements have been restated on a retroactive basis to present the capital structure of Niveous as though it was the reporting entity.

Niveous was incorporated in British Virgin Islands (BVI) on October 31, 2003.  As at December 31, 2009, Niveous had 50,000 capital shares authorized with $1.00 par value and 10,000 shares issued and outstanding.

In April, 2004, Niveous acquired 97.5% of ownership of NIVS (HZ) Audio & Video Tech Company Limited (“NIVS PRC”) from its original shareholders.  NIVS PRC is the main operating company located in Huizhou, PRC.  It engages in research, development, production, marketing and sales of audio & video electronic equipment for the domestic and international markets.

In April, 2005, Niveous acquired 100% of ownership of NIVS International (H.K.) Limited (“NIVS HK”) under an ownership transfer agreement.  NIVS HK is a holding company incorporated in November 2004 in Hong Kong, PRC with the original sole shareholder Mr. Li Tianfu.  Pursuant to the ownership transfer agreement, Niveous agreed to pay Mr. Li Tianfu 1 million HKD for the ownership transfer.

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

In June 2008, Niveous entered into entered into a share exchange agreement with SRKP 19, Inc., a Delaware corporation, and all of the shareholders of Niveous. Pursuant to the share exchange agreement, as it was amended (the “Exchange Agreement”), SRKP 19 agreed to issue an aggregate of 27,546,667 shares of its common stock in exchange for all of the issued and outstanding securities of Niveous (the “Share Exchange”). The Share Exchange closed in July 2008. Upon the closing of the Share Exchange on July 25, 2008, SRKP 19 issued an aggregate of 27,546,667 shares of its common stock to the shareholders of Niveous and their designees in exchange for all of the issued and outstanding securities of Niveous. Immediately after the closing of the Share Exchange, SRKP 19 changed its corporate name from “SRKP 19, Inc.” to “NIVS IntelliMedia Technology Group, Inc.” For accounting purposes, the Share Exchange was treated as a reverse acquisition.

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

In April 2009, the underwriter to the Company’s public offering that closed in March 2009 exercised its over-allotment option to purchase an additional of 82,500 shares of common stock (the “Shares”). The Shares were sold to the underwriter at a price of $3.50 per share for gross proceeds of $288,750.  Compensation incurred in the public offering included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

NIVS USA and its subsidiaries – Niveous, NIVS HK, NIVS PRC and NIVS Shenzhen shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a.     Basis of preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

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

       d.      Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to confirm to the presentation of the current year for the comparative purposes.

e.     Fair values of financial instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.	Restricted cash

The restricted cash are recorded as an asset when the Company deposits cash in the bank as collateral for bank loans, separately from cash and cash equivalents.

The Company reclassified the increase/decrease of the restricted cash for all periods presented from “Cash flows from operating activities” to “Cash flows from investing activities” on the Company’s Consolidated Statements of Cash Flows.  The reclassification has no impact on the Consolidated Statements of Income for the periods or the Consolidated Balance Sheets for the periods presented.

h.	Trade receivables

Trade receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The allowance for loan losses on trade receivables reflects management’s best estimate of probable losses determined principally on the basis of historical experience. The allowance for losses is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.

i.	Inventories

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

j.	Property and equipment

Property and equipment are initially recognized and recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Buildings	45 years
Molds	8 years
Machinery and Equipment	10 years
Electronic Equipment	5 years
Leasehold Improvements	5 years
Office and Other Equipment	5 years
Automobiles	5 years

k.	Intangible assets

The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land-use rights, computer software licenses and trademarks.  Land-use rights are related to land the Company occupies in Guangdong Province, PRC and are being amortized on a straight-line basis over a period of 40 years. Computer software licenses are being amortized on a straight-line basis over a period of 10 years. All trademarks are being amortized on a straight-line basis over their lives.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l.	Impairment of long-lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

m.	Income taxes

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

n.	Comprehensive income

The Company reports comprehensive income, its components, and accumulated balances in its financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments. No other items of comprehensive income are present.

o.	Foreign currency translation

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	7.29410	7.59474
Year ended December 31, 2008	6.81710	6.93722
Year ended December 31, 2009	6.81720	6.84088

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	7.80214	7.80153
Year ended December 31, 2008	7.74960	7.78634
Year ended December 31, 2009	7.75477	7.75218

p.	Revenue recognition

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

q.	Research and development costs

Research and development costs are expensed to operations as incurred. The Company spent $5,314,781, $1,737,323 and $373,472, on direct research and development (“R&D”) efforts in the years ended December 31, 2009, 2008 and 2007, respectively.

r.	Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company incurred advertising costs of $3,853,206, $129,043 and $490,234 for the years ended December 31, 2009, 2008 and 2007, respectively.

s.	Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions. Government grants are recognized as other income or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received. During the years ended December 31, 2009, 2008 and 2007, the Company received from the PRC government $575,870, $31,713 and $28,138, respectively

t.	Related parties

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

u.	Recently issued accounting pronouncements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TRADE RECEIVABLES, NET

Trade receivables consist of the following:

	December 31,	December 31,
	2009	2008
Trade receivables	$33,861,964	$23,742,433
Allowance for doubtful accounts	(633,009)	(3,378,077)
Trade receivables, net	$33,228,955	$20,364,356

The change in the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	December 31,	December 31,
	2009	2008
Beginning balance	$(3,378,077)	$(728,265)
Provision during the period	-	(2,531,479)
Reversal during the period	2,745,003	-
Exchange rate effect	65	(118,333)
Ending balance	$(633,009)	$(3,378,077)

NOTE 4 - ADVANCES TO SUPPLIERS

In accordance with the contracts with the Company’s suppliers, cash is advanced for material and equipment purchases. The delivery term is usually 30 days. In the event of a breach of contract, the Company has the following rights and penalty protection: The Company has the right to get back the deposit and charge double interest on the deposit according to the interest rate during the same period in which the contract was breached. The Company owns the raw material and equipment acquired from the suppliers under the agreements. The Company has the legal right to take possession of it. The Company did not have any contract breaches for the years ended December 31, 2009, 2008 and 2007.

For the year ended December 31, 2009, one supplier accounted for 59% of the advances to suppliers. Total purchases from this supplier in 2009 accounted for approximately 14% of total purchases.

For the year ended December 31, 2008, four suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 24%, 24%, 19% and 12%, respectively. Total purchases of each supplier in 2008 accounted for approximately, 19%, 0%, 0% and 6%, respectively. Those two suppliers with zero purchases in 2008 were the main suppliers of raw materials related with the Company’s IPTV products. The Company made cash advances in November 2008 and December 2008 and raw materials were shipped in February 2009.

For the year ended December 31, 2007, two suppliers accounted for more than 10% of the advances to suppliers and each accounted approximately 45% and 19%, respectively. Total purchases of each supplier in 2007 accounted for approximately 6% and 13%, respectively.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES, NET

Inventories include raw material and finished goods. Finished goods contain direct material, direct labor and manufacturing overhead. Inventory as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Raw material	$6,413,707	$10,692,030
Finished goods	3,453,235	828,700
Reserve for obsolete inventory	(240,894)	(240,898)
Inventory, net	$9,626,048	$11,279,832

The change in the reserve for obsolete inventory for the years ended December 31, 2009 and 2008  is as follows:

	December 31,	December 31,
	2009	2008
Beginning balance	$(240,898)	(105,391)
Provision/(Reversal) during the period	-	(131,837)
Foreign exchange adjustment	4	(3,670)
Ending balance	$(240,894)	(240,898)

NOTE 6 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET

Property and equipment consisted of the following as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Building	$16,656,528	$16,656,779
Molds	33,874,681	28,712,602
Machinery and Equipments	16,197,884	14,452,170
Electronic, office and other equipments	2,163,727	4,102,610
Automobiles	1,281,547	1,215,387
Construction in progress	4,420,501	1,506,717
Accumulated Depreciation	(16,185,494)	(10,314,778)
Property and equipments, net	$58,409,374	$56,331,487

Construction in progress

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY, EQUIPMENT AND CONSTRUCTION IN PROGRESS, NET (CONTINUED)

The depreciation expenses for the years ended December 31, 2009, 2008 and 2007, respectively, as follows:

	December 31,
	2009	2008	2007
Cost of sales	$5,252,546	$4,418,823	$681,653
Selling expenses	266,851	131,118	160,091
General and administrative expenses	331,153	337,445	327,575
Total	$5,850,550	$4,887,386	$1,169,319

NOTE 7 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following as of:

	December 31,	December 31,
	2009	2008
Land use rights	$2,757,728	$2,757,770
Computer software use rights	4,824	4,824
Trade mark	61,052	29,338
Accumulated amortization	(528,360)	(448,549)
Intangible assets, net	$2,295,244	$2,343,383

The amortization expenses for the years ended December 31, 2009, 2008 and 2007 are $78,665, $68,788 and $62,175, respectively.

NOTE 8 - CUSTOMER DEPOSITS

Prior to December 31, 2008, the Company required its customers to pay 30% deposit of the total amount for each order. The customer deposits are recorded as a liability when the Company receives it and will be recognized as revenue after the total amount is paid off upon the delivery of the products. In the agreement, the Company specifies the delivery date (usually 30 days after the order is placed) and the liability for breach of the contract. If the Company cannot fulfill its supply to its customers according to the contract, the customers have the right to get back their deposit. If the products do not meet the quality standard or need to be reworked, the Company is responsible for the rework and certain expenses. The Company may compensate its customers for their loss if the customers rework or repack by themselves. If the customers do not pay the balance according to the contract, the Company will charge them 0.5% of the balance amount each day at the second week after the due date. But the total breach amount should not be over 20% of the total amount of the contract. For the years ended December 31, 2009, 2008 and 2007, the Company has had no costs related to a contract breach or product quality issue.

As of December 31, 2008, the Company had $1,393,171 customer deposits recorded on its book. Two customers accounted for more than 10% of the customer deposits and each accounted approximately 26% and 12%, respectively. There are no customer deposits outstanding as of December 31, 2009.

For the year ended December 31, 2007, three customers each accounted for approximately 10% of the customer deposit. Only one customer accounted for approximately 5% of total sales, and other two customers accounted for less than 1%.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SHORT TERM LOANS

Short term loans consisted of the following as of:

	December 31,	December 31,
	2009	2008
Construction Bank	$18,983,613	$19,495,158
Defutai Bank	2,503,667	2,175,207
Nanyian Bank	5,594,085	6,683,487
Minsheng Bank	4,994,944	-
Shenzhen Development Bank	7,510,415	5,757,583
Pufa Bank	4,400,634	1,760,280
	$43,987,358	$35,871,715

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 3.27%~5.84% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, equipment, building and land-use rights, except Minsheng Bank.

The annual interest rates are shown as follows:

	2009	2008
Construction Bank	3.58%	6.84%
Defutai Bank	4.83%	4.92%
Agricultural Bank	-	7.20%
Nanyian Bank	3.27%	6.84%
Minsheng Bank	3.93%	-
Shenzhen Development Bank	5.35%	6.48%
Pufa Bank	5.84%	5.08%

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consisted of the following:

	December 31,	December 31,
	2009	2008
Construction Bank,	$3,816,816	$8,512,596
Shenzhen Development Bank	733,439	10,336,605
Shanghai Pufa Bank	3,162,354	-
	$7,712,609	$18,849,201

The bank notes have no interest bearing. Additionally, the banks charge 0.05 percent fee on the amounts borrowed by the Company.  All bank notes payable are secured by the Company’s assets.

The terms of the bank notes payable and some short term loans require the Company to maintain a deposit at the bank to secure the notes as follows:

	December 31,	December 31,
	2009	2008
Shanghai Pufa Bank	$3,162,354	$-
Nanyang Bank	203,436	-
Defutai Bank	501,063	-
China Minsheng Bank	8,675	-
Shenzhen Pingan Bank	-	4,765
Shenzhen Development Bank	-	9,923,397
Construction Bank	964,609	1,753,433
	$4,840,137	$11,681,595

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DUE TO SHAREHOLDER

Due to shareholder consists of the following:

	December 31,	December 31,
	2009	2008
Due to Mr. Li Tianfu	$-	$7,842,780

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

	December 31,
	2009	2008	2007
Imputed interests	$-	$656,167	$526,428

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

Pursuant to the terms of the Repayment Agreement, the Company and its subsidiaries (collectively, the “NIVS Group”) had outstanding loan amounts of $8,839,347 owed to Mr. Li (the “Li Debt”), and Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of $996,567 owed to the NIVS Group (the “Related Companies’ Debt”), with $996,567 owed by Korea Hyundai Light & Electric (Int'l) Holding.  The loans were unsecured with no fixed repayment date. Pursuant to the Repayment Agreement, the Related Companies’ Debt of $996,567 was repaid in full by set-off against the Li Debt of $8,839,347 such that, as a result of the transactions contemplated by the Repayment Agreement, the Related Companies’ Debt was no longer outstanding and neither Mr. Li nor any of the Related Companies owed the NIVS Group any loan amount.  Moreover, after the repayments under the Repayment Agreement, the Company’s remaining debt owed to Mr. Li was $7,842,780 as of December 31, 2008.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - OTHER GENERAL AND ADMINISTRATIVE

Other general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	December 31,
	2009	2008	2007
Audit and accounting	$294,569	$43,732	$75,000
Legal fee	349,630	18,543	-
Office expenses	1,769,370	1,741,415	984,600
Salary and wages	704,342	991,636	1,022,154
Consulting	145,544	65,552	202,534
Utilities	51,630	126,753	93,456
Employee housing fund	863,263	-	-
Others	672,022	183,827	170,303
	$4,850,370	$3,171,458	$2,548,047

NOTE 13 - STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. For the years ended December 31, 2009 and 2008, the Company reserved $2,153,238 and $2,290,105, respectively.

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

The provision for taxes on earnings consisted of:

	December 31,
	2009	2008	2007
PRC Enterprises Income Taxes	$3,406,230	$2,031,031	$1,268,963
United States Federal Income Taxes	-	-	-
Total	$3,406,230	$2,031,031	$1,268,963

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAX (CONTINUED)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Tax Year
	2009	2008	2007
U.S. statutory rate	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	24.0%

Tax holiday and relief granted to the Subsidiary	-10.0%	-12.5%	-12.0%
Permanent differences related to R&D expense and other	-2.6%	0.6%	0.7%
Provision for income tax	12.4%	13.1%	12.7%

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities. There were no significant temporary differences.

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

Fines and penalties by housing authority

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. The Company accrued the entire balance as of December 31, 2009 on its books. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, NIVS PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually.

If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments.  Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results.  As of December 31, 2009, the Company has not received any notice from the local housing authority or any claim from our current and former employees.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - OPERATING RISKS

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

Exchange risk

The Company cannot guarantee the Renminbi, US dollar exchange rate will remain steady, therefore, the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Credit risk

A significant portion of the Company’s cash at December 31, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates.  The Company does not hedge its interest rate. As of December 31, 2009 and 2008, the Company believes it has no exposure to interest rate risk

NOTE 17 - MAJOR CUSTOMERS

For the year ended December 31, 2009, one customer had net sales exceeding 10% of the Company’s total net sales for the year. For year ended December 31, 2008, three customers had net sales exceeding 10% of the Company’s total net sales for the year.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The revenue information and geographic information for revenue is as follows:

		For The Year Ended
		December 31,
		2009	2008	2007
Standard	China	$41,173,879	$86,266,936	$41,603,534
audio and	Europe	15,420,230	4,130,756	9,250,213
video	North America	1,625,781	1,423,100	166,671
equipment:	Other Asian Countries	23,493,074	20,276,620	18,632,732
	South America	1,935,324	3,164,052	2,015,198
	Other Countries	6,822,186	241,241	-
Intelligent	China	32,384,806	14,444,163	1,912,726
audio and	Europe	13,236,920	356,765	-
video	North America	1,009,186	141,620	-
equipment	Other Asian Countries	26,559,599	3,110,701	2,435,253
	South America	2,157,076	-	-
	Other Countries	8,503,815	-	-
Other audio	China	7,101,558	10,074,725	1,610,189
and video	Europe	1,080,265	-	-
equipment	Other Asian Countries	2,694,273	-	-
Total		$185,197,972	$143,630,679	$77,626,516

NOTE 19 - STOCK-BASED COMPENSATION

In July 2008, the Company entered into a two-year consulting agreement with Nascent Value LLC (“Nascent”). According to the agreement, as amended, Nascent will provide the Company with business consulting and investor relation services. Nascent is a third-party investor relations firm that does not have any other relationship or common ownership with the Company or any of the Company’s affiliates. As the consideration for entering into the agreement and compensation for Nascent’s services under the agreement, the Company issued to Nascent 425,000 shares (“IR Shares”) of its common stock upon the closing of the Share Exchange. In connection with the IR Shares, the Company recognized a stock-based compensation charge during the year ended December 31, 2008 in the amount of $765,000, which is the fair value of the stock derived from valuing each share at $1.80, the price at which shares of the Company’s common stock were sold in the Private Placement. The Company also agreed to pay Nascent $6,000 per month for its services. Nascent also entered into a lock-up agreement with WestPark Capital, Inc., the placement agent for the Private Placement, pursuant to which 20,000 IR Shares will be subject to lock-up restrictions until the Company’s securities are listed on a national securities exchange and the remaining 405,000 IR Shares will be subject to lock-up restrictions following the listing of the Company’s common stock on NYSE Amex, which occurred in March 2009. WestPark Capital, Inc. reserves the right to release all or a portion of the shares at its sole discretion.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMON STOCK WARRANTS

Since the inception of NIVS USA, the shareholders of NIVS USA held an aggregate of 7,096,390 warrants. Immediately prior to the closing of the share exchange on July 25, 2008, the shareholders agreed and canceled an aggregate of 6,149,723 warrants. Immediately after the Share Exchange and the cancellation, the shareholders held an aggregate of 946,667 warrants. On March 19, 2009, the shareholders exercised all warrants under the cashless exercise provision as stated in the warrant agreements and received 946,640 shares of common stock of the Company.

In March 2009, NIVS USA completed a public offering of its commons stock and issued a warrant to its placement agent for its service to purchase 55,000 shares at an exercise price of $4.20 per share. The warrant has 5 year term and is not exercisable until at least one year from the date of issuance. These warrants are classified as equity. Fair value of $167,464 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued include (1) discount rate of 1.86%, (2) warrant life is the contractual term of 5 years, (3) expected volatility of 117% and (4) zero expected dividends.

A summary of the Company’s warrant activities for the years ended December 31, 2009 and 2008 is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2007	7,096,390	$0.0001
Forfeited/canceled	(6,149,723)	$0.0001
Balance December 31, 2008	946,667	0.0001

Warrants issued to underwriter	55,000	$4.20
Warrants exercised	(946,667)	$0.0001
Balance December 31, 2009	55,000	4.20

NOTE 21 – OMNIBUS INCENTIVE PLAN

On June 23, 2009, the NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan (the “Plan”) was approved and adopted by the Board and the shareholders, the Plan reserved a total of 4 million shares authorized for issuance under the Plan. A description of the material terms of the Plan and a complete copy of the Plan are included in the Company's definitive proxy statement filed with the SEC on April 30, 2009 in connection with the Annual Meeting. The material features of the Plan are summarized as follows:

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

As of December 31, 2009, no specific awards have been granted or are contemplated under the Plan. Also, the exact types and amounts of any future awards to be made to any eligible participants pursuant to the Plan are not presently determinable.  Due to the discretionary nature of the Plan, it is impossible to state who the participants in the Plan will be in the future or the number of options or other awards to be received by a person or group.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – OMNIBUS INCENTIVE PLAN (CONTINUED)

An aggregate of 4 million shares of the Company’s common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. With respect to awards made under the Plan, shares of common stock underlying awards that are forfeited or canceled (as a result, for example, of the lapse of an option or a forfeiture of restricted stock), as well as any shares surrendered to or withheld by the Company in payment or satisfaction of the exercise price of a stock option or tax withholding obligations with respect to an award, will be available for additional grants under the Plan.  On the exercise of a SAR, only the number of shares actually issued will be counted against the number of shares reserved for grant under the Plan. Shares to be issued or purchased under the Plan will be authorized but unissued shares of common stock. Shares issued with respect to awards assumed by the Company in connection with acquisitions do not count against the total number of shares available for new awards under the Plan.

NOTE 22 - EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from warrants to purchase common stock, using the treasury stock method.

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	For the year ended
	December 31,
	2009	2008	2007
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$23,457,078	$13,033,413	8,466,520
Denominator:
Basic weighted-average shares outstanding	39,858,756	31,553,197	27,546,667
Effect of dilutive warrants	-	413,843	-
Diluted weighted-average shares outstanding	39,858,756	31,967,040	27,546,667
Net income per share:
Basic	$0.59	$0.41	$0.31
Diluted	$0.59	$0.41	$0.31

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	Total
Revenues	$62,696,827	$52,384,695	$40,859,722	$29,256,728	$185,197,972
Operating Income	12,455,628	6,787,122	5,934,249	3,295,632	28,472,631
Net Income	10,955,250	5,537,876	4,595,485	2,368,467	23,457,078
Net Income Per Share
Basic	0.28	0.14	0.11	0.06	0.59
Diluted	0.28	0.14	0.11	0.06	0.59

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	Total
Revenues	$42,582,316	$49,411,468	$24,860,574	$26,776,321	$143,630,679
Operating Income	3,860,406	5,830,170	4,463,915	4,355,408	18,509,899
Net Income	1,934,659	4,563,188	3,285,513	3,250,053	13,033,413
Net Income Per Share
Basic	0.04	0.13	0.12	0.12	0.41
Diluted	0.04	0.13	0.12	0.12	0.41

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	Total
Revenues	$26,966,317	$16,730,346	$17,561,852	$16,368,001	$77,626,516
Operating Income	5,747,517	2,169,331	1,850,634	2,457,206	12,224,688
Net Income	4,416,767	1,433,133	1,078,842	1,537,778	8,466,520
Net Income Per Share
Basic	0.16	0.05	0.04	0.06	0.31
Diluted	0.16	0.05	0.04	0.06	0.31

NOTE 24 - SUBSEQUENT EVENTS

On January 22, 2010, the Company, through NIVS BVI, acquired 100% of the equity interest of Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer located in the Huizhou Zhongkai Hi-tech Zone area.  The aggregate purchase price that the Company agreed to pay is up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets.  If Dongri's after-tax income for the first half of 2010 exceeds approximately $1.91 million, then an additional $3 million will be paid to the former shareholder of Dongri. If Dongri's after-tax income is between $955,000 and $1.91 million, then a pro-rata amount will be payable, and no percentage of the $3 million will be paid if the after-tax income is less than approximately $955,000.  For the third quarter of 2010, if Dongri's after-tax income exceeds approximately $1.03 million, then an additional $3 million will be paid to the former Dongri shareholder. If Dongri's after-tax income is between approximately $514,000 and $1.03 million, then a pro-rata amount will be paid, and no amount will be paid if the after-tax income is less than $514,000.  Similarly, for the fourth quarter of 2010, the Company will pay Dongri an additional $4 million if Dongri’s after-tax income exceeds $1.18 million, and a pro rata portion if it falls between approximately $590,000 and $1.18 million.  No amount will be paid for the fourth quarter if Dongri's after-tax income is less than $590,000. The Company has paid $13 million through the date of this report.

The Company has evaluated all subsequent events through the filing date of this Form 10-K and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2009	December 31, 2008
ASSETS
Other receivables	$8	$-
Investment in subsidiaries, at equity in net assets	78,912	46,521
Total Assets	$78,920	$46,521

LIABILITIES AND STOCKHOLDERS’EQUITY
Due to subsidiaries	$-	$132
Total Liabilities	-	132

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares authorized, 40,675,347 and 36,855,714 shares issued and outstanding at December 31, 2009 and
December 31, 2008, respectively	4	4
Additional Paid in Capital	21,717	12,663
Accumulated other comprehensive income	3,980	3,960
Statutory reserve fund	5,722	3,569
Retained earnings (unrestricted)	47,497	26,193
Total Stockholders’ Equity	78,920	46,389
Total Liabilities & Shareholders' Equity	$78,920	$46,521

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
(Dollars in Thousands)

			For the period from
	For Year Ended	For Year Ended	January 3, 2007
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2007

Merger cost	$-	$944	$-
Other general and administrative	987	166	39
Total Expenses	987	1,110	39

Equity in undistributed income
of subsidiaries	25,074	14,143	8,506
Net income	$24,087	$13,033	$8,467

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc.
(Formerly SRKP 19, Inc.)
CONSDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

			For the period from
	For Year Ended	For Year Ended	January 3, 2007
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2007

Cash Flows from Operating Activities:
Net income	$24,087	$13,033	$8,467
Increase in due to subsidiary	-	132	-
Other receivables	(8)	-	-
Equity in undistributed income of subsidiaries	(25,074)	(14,143)	(8,506)
Net Cash Used in Operating Activities	(995)	(978)	(39)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(217)	(9,479)	-
Net Cash Used in Investing Activities	(217)	(9,479)	-

Cash Flows from Financing Activities:
Advances from stockholders			32
Repayment to stockholders	-	(32)	-
Proceeds from issuance of shares	1,212	-	3
Proceeds from issuance of warrants		-	5
Net proceeds of share issurance	-	10,488	-
Net Cash Provided by Financing Activities	1,212	10,456	40

Net increase/(decrease) in cash and cash equivalents	-	(1)	1
Cash and cash equivalents, beginning of period	-	1	-
Cash and cash equivalents, end of period	$-	$-	$1