Form 10-K/A
period 2009-12-31
NIVS IntelliMedia Technology Group, Inc.
filed 2010-04-30
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Explanatory Note:  This Form 10-K/A for is being filed in order to complete Part III of Form 10-K filed with the Securities and Exchange Commission on March 24, 2010 (the “Original Filing”) and fully comply with all required information pursuant to Regulation S-K and Section 13 or 15(d) of the Securities Exchange Act of 1934. This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management as of April 29, 2010.

Name	Age	Position
Tianfu Li	41	Chief Executive Officer and Chairman of the Board
Gengqiang Yang	30	Chief Operating Officer and Director
Simon Zhang	46	Chief Financial Officer and Corporate Secretary
Kwok Fu (“Jason”) Wong	36	Vice President of Investor Relations
Dongquan Zhang	39	Chief Technology Officer
Charles Mo	59	Director
Arthur Laffer	69	Director
Minghui Zhang	42	Director

Tianfu Li began serving as our Chief Executive Officer and Chairman of the Board on July 25, 2008 upon the closing of the Share Exchange transaction with NIVS BVI. Prior to the closing of the Share Exchange, Mr. Li was the Chief Executive Officer and Chairman of the Board of NIVS BVI.  As Chief Executive Officer, Mr. Li has been responsible for formulating the operating policies and long-term development plans for our company.  From July 1989 to June 1993, Mr. Li held a number of positions at Sino-European (Huizhou) Electronics Co., Ltd., a company that manufactures and sells car audio products, including Assistant Engineer, Production Director, Quality Engineer, Research and Development Engineer, and Director of Developing Projects, and was responsible for offering technical support for first-line production, production management, and quality control. Mr. Li was also responsible for the plan, exercise, and completion of new projects. Mr. Li left Sino-European (Huizhou) Electronics Co., Ltd. in June 1993. Also, prior to January 1998 when he founded NIVS PRC, Mr. Li collaborated with business contacts and associates on the research, development, production, and sale of VCD and DVD players. Mr. Li received a bachelor’s degree in radio communication from the South China University of Technology in 1989.

Gengqiang Yang began serving as a director of our company on July 25, 2008 upon the closing of the Share Exchange transaction with NIVS BVI. Prior to the closing of the Share Exchange, Mr. Yang served as a director of NIVS BVI beginning in June 2007. Since July 2004, Mr. Yang has served as Chief Operating Officer of NIVS BVI and is responsible for planning business strategy related to video and audio products, establishing policies for video and audio industry development, overseas business exploration, and global cooperation and planning of video and audio products.  From June 2001 to June 2004, Mr. Yang served as Superintendent of NIVS BVI and was responsible for strategy planning related to NIVS BVI audio and video products, formulating development policies related to the audio and video industry, and exploring overseas business and global planning for NIVS BVI audio and video products. From March 1999 to May 2001, Mr. Yang served as Technician of NIVS BVI and was responsible for analyzing and solving production problems, on-site production instruction, coordinating with the production department to resolve technical issues, improving production processes, maintaining production equipment, and improving production technology. Mr. Yang received a bachelor’s degree in electronic technology from Huizhou University in 1999.

Simon Zhang began serving as our Chief Financial Officer and Corporate Secretary in January 2009.   Since January 2008, Mr. Zhang has served as the CFO of Yinlips Technology, Inc., a company that designs, manufactures and markets CRT, LCD, and portable electronic devices.  Until we name a permanent CFO, Mr. Zhang will spend approximately half of his time performing his duties as our CFO and the other half of his time as the CFO of Yinlips.  From July 2007 to December 2007, Mr. Zhang served as Chief Financial Officer of Evergreen Investment Inc., a holding company which focuses on restaurant investments. From January 2006 to June 2007, Mr. Zhang was the financial controller of Kapila Corporation, a company primarily engaged in textile trading.  From January 2003 to December 2005, Mr. Zhang was an accountant at Flycomputer, an information technology firm.  Mr. Zhang received a diploma in Financial Management in 2004 from the British Columbia Institute of Technology and a Master of Science in 1989 from Wuhan University.

Kwok Fu (“Jason”) Wong began serving as our Vice President Investor Relations since October 2008.  As Vice President Investor Relations, Mr. Wong develops and implements our investor relations strategies, in addition to assisting in the preparation of public disclosure documents.  From February 2007 to October 2008, Mr. Wong served as Executive Vice President, Investor Relations for China Display Technologies, Inc. (CDYT.OB), a company that designs, manufactures and markets backlights for LCDs. From June 2005 to February 2007, Mr. Wong worked with Suny Optoelectronics Co., Limited, a subsidiary of China Display Technologies, Inc., serving as its Marketing and Communication Manager and then as its Investor Relations Manager.  From December 2001 to May 2005 and from August 2000 to October 2001, Mr. Wong served as an education officer at The Conservancy Association, an environmental organization located in Hong Kong.  Mr. Wong received a Master’ Degree in Environmental Science and Technology from City University of Hong Kong in 2005 and a Bachelor’s Degree in Applied Biology, graduating with honors, from City University of Hong Kong in 1998.

Dongquan Zhang began serving as our Chief Technology Officer on July 25, 2008 upon the closing of the Share Exchange transaction with NIVS BVI. Prior to the closing of the Share Exchange, Mr. Zhang served as Chief Technology Officer of NIVS BVI beginning in March 2002. As Chief Technology Officer, Mr. Zhang is responsible for product development, project management, market analysis, and market exploration. Mr. Zhang received a master’s degree in computer science from Qing Hua University in 2000.

Charles Mo began serving as a director of our company in January 2009. Mr. Mo is a Certified Public Accountant with over twenty-five years of experience in public and corporate accounting and finance and has held his CPA license since 1980.  Since June 2005, Mr. Mo has served as the General Manager of Charles Mo & Co., a corporate consulting company, and focuses on general management duties. From October 1999 to May 2005, Mr. Mo served as Chief Operating Officer and Chief Financial Officer of Coca-Cola Shanghai, a beverage company, and was responsible for sales, finance, logistics, production, and general management. From December 1998 to September 1999, Mr. Mo served as Finance Director of Fisher Rosemount Shanghai. From August 1996 to November 1998, Mr. Mo served as Chief Financial Officer of Nike China, an athletic goods company, and was responsible for overseeing finance, human resources, and logistics. From January 1995 to August 1996, Mr. Mo served as Controller and Acting General Manager for Polaroid China, a camera and consumer electronics company. From August 1982 to December 1994, Mr. Mo served as Audit Manager and held various financial management positions for Wang Laboratories, a computer company. From 1978 to 1982, Mr. Mo served as an Accountant and Auditor for the accounting businesses of Ernst & Young and Thomas Allen, CPA.  Mr. Mo has served as an independent director of China Ritar Power Corp. (OTCBB:CRTP), a manufacturer of lead-acid batteries in China, since August 2008, and OmniaLuo, Inc. (OTCBB:OLOU), a manufacturer and seller of women’s clothing in China, since January 2008.  Mr. Mo received a Bachelor of Arts degree in Business Administration in 1974 from HK Baptist College and an MBA in accounting in 1976 from California State University-Fullerton.  We believe that Mr. Mo’s long and varied career exhibit his qualifications to sit on our Board, including his more than 25 years of experience, expertise and background with respect to accounting matters, his experience as a CPA and chief financial officer of large corporations in China, and his understanding of U.S. GAAP and financial statements.

Arthur Laffer began serving as a director of our company in April 2010. Dr. Laffer is the founder and chairman of Laffer Associates, an institutional economic research and consulting firm, as well as Laffer Investments, an institutional investment management firm utilizing diverse investment strategies.  Laffer Associates’ research focuses on the interconnecting macroeconomic, political and demographic changes affecting global financial markets. Laffer Investments’ investment management strategies utilize some of the economic principles and models pioneered by Dr. Laffer as well as other unique offerings managed by the firm’s portfolio management group. The firms provide research and investment management services to a diverse group of clients, which includes institutions, pension funds, corporations, endowments, foundations, individuals and others.  Dr. Laffer’s economic acumen and influence in triggering a world-wide tax-cutting movement in the 1980s have earned him the distinction in many publications as “The Father of Supply-Side Economics.” From 1981 to 1989, Dr. Laffer served as a member of President Reagan’s Economic Policy Advisory Board. He was a member of the Executive Committee of the Reagan and Bush Finance Committee in 1984 and was a founding member of the Reagan Executive Advisory Committee for the presidential race of 1980. He also advised Prime Minister Margaret Thatcher on fiscal policy in the U.K. during the 1980s.  Dr. Laffer currently sits on the board of directors or board of advisors of a number of companies, including Alpha Theory, Atrevida Partners, BAP Power, F-Squared Investments, HealthEdge Partners, LifePics, Nicholas Applegate Institutional Funds, Pillar Data Systems, and Retirement Capital Group.  Dr. Laffer received a B.A. in economics from Yale University in 1962 and received a MBA and a Ph.D. in economics from Stanford University in 1965 and 1972, respectively. We believe that Dr. Laffer’s vast knowledge and contacts in both business and academia well qualifies Dr. Laffer to serve on our board.

Minghui Zhang began serving as a director of our company in December 2008.  Since April 2006, Mr. Zhang has served as the Deputy Governor of Shanghai Pudong Development Bank and is responsible for the management and improvement of its bank credit business, international business, and settlement of accounts. From November 2002 to April 2006, Mr. Zhang served as the Product Manager and Assistant Branch Governor of Shenzhen Pingan Bank and was responsible for the development and marketing of credit and financing products. From July 1991 to November 2002, Mr. Zhang served as the Investment Manager of Jilin Provence Trust and Investment Company Limited, a financial investment and trust company, and was responsible for mergers and acquisitions and financing projects. Mr. Zhang received a master’s degree in business from Jilin University in 2007 and has been a Chartered Certified Public Accountant in China since 1996.  We believe that Mr. Zhang’s broad knowledge the banking and financing industry, as well as his experience in mergers and acquisitions, well qualifies Mr. Zhang to serve on our Board.

Family Relationships

There are no family relationships among any of the officers and directors.

The Board of Directors and Committees

Subject to certain exceptions, under the listing standards of the NYSE Amex, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Arthur Laffer, Minghui Zhang, and Charles Mo is an “independent” director as defined by the listing standards of NYSE Amex currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NYSE Amex rules.

Audit Committee

We established our Audit Committee in August 2008. The Audit Committee consists of Arthur Laffer, Minghui Zhang, and Charles Mo, each of whom is an independent director. Charles Mo, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at: www.nivsgroup.com/english/.

Compensation Committee

We established our Compensation Committee in August 2008. The Compensation Committee consists of Arthur Laffer, Minghui Zhang, and Charles Mo, each of whom is an independent director. Charles Mo is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on our corporate website at: www.nivsgroup.com/english/.

Nominating Committee

The Nominating Committee consists of Arthur Laffer, Minghui Zhang, and Charles Mo, each of whom is an independent director. Charles Mo is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee. A current copy of the Nominating Committee Charter is posted on our corporate website at: www.nivsgroup.com/english/.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. The Code is posted on our corporate website located at www.nivsgroup.com/english/, and is available in print, without charge, upon written request to us at NIVS IntelliMedia Technology Group, Inc., NIVS Industry Park, No. 29-31, Shuikou Road, Huizhou, Guangdong, People’s Republic of China 516006. We intend to post promptly any amendments to or waivers of the Code on our corporate website.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of equity securities under Sections 13 or 16 of the Exchange Act. Except for a late Form 4 filed by Mr. Li, we believe that our executive officers and directors, based on a review of written representations, that our directors, officers and owners of more than 10% of our common stock timely complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Prior to the closing of the Share Exchange, our current named executive officers were compensated by NIVS BVI until the closing of the Share Exchange, including for the year ended December 31, 2007 and the period from January 1, 2008 to July 25, 2008.  The Chief Executive Officer and Chairman of the Board of NIVS BVI, Tianfu Li, determined the compensation for himself and the other executive officers of NIVS BVI that was earned in fiscal 2007 and the period from January 1, 2008 to July 25, 2008 after consulting with the board members of NIVS BVI. In addition, the Board of Directors of NIVS BVI approved the compensation. From January 1, 2008 to July 25, 2008 and during the fiscal years of 2007, 2006 and 2005, the compensation for NIVS BVI’s named executive officers consisted solely of each executive officer’s salary and cash bonus.  The Board of Directors of NIVS BVI believe that the salaries paid to our executive officers during 2007 and the period from January 1, 2008 to July 25, 2008 are indicative of the objectives of its compensation program and reflect the fair value of the services provided to NIVS BVI, as measured by the local market in China.

Upon the closing of the Share Exchange, the executive officers of NIVS BVI were appointed as our executive officers and we adopted the compensation policies of NIVS BVI, as modified for a company publicly reporting in the United States.  Compensation for our current executive officers is determined with the goal of attracting and retaining high quality executive officers and encouraging them to work as effectively as possible on our behalf. Compensation is designed to reward executive officers for successfully meeting their individual functional objectives and for their contributions to our overall development. For these reasons, the elements of compensation of our executive officers are salary and bonus. Salary is paid to cover an appropriate level of living expenses for the executive officers and the bonus is paid to reward the executive officer for individual and company achievement.

Salary is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. When setting and adjusting individual executive salary levels, we consider the relevant established salary range, the named executive officer’s responsibilities, experience, potential, individual performance and contribution. We also consider other factors such as our overall corporate budget for annual merit increases, unique skills, demand in the labor market and succession planning.

We determine the levels of salary as measured primarily by the local market in China.  We determine market rate by conducting a comparison with the local geographic area averages and industry averages in China. In determining market rate, we review statistical data collected and reported by the Huizhou City Labor Bureau which is published monthly. The statistical data provides the high, median, low and average compensation levels for various positions in various industry sectors. In particular, we use the data for the manufacturing sector as our benchmark to determine compensation levels because we operate in Huizhou city as a consumer electronics manufacturer. Our compensation levels are at roughly the 80th-90th percentile of the compensation spectrum for the manufacturing sector. Once we determine the overall compensation levels for our officers based on the benchmarks, we allocate a certain portion of the total compensation to salary, which is paid during the fiscal year, and allocate the remainder to bonus, which will be paid after the end of the fiscal year if corporate and individual performance goals are met.

Corporate performance goals include sales targets, research and development targets, production yields, and equipment utilization. Additional key areas of corporate performance taken into account in setting compensation policies and decisions are cost control, profitability, and innovation. The key factors may vary depending on which area of business a particular executive officer’s work is focused.  Individual performance goals include subjective evaluation, based on an employee’s team-work, creativity and management capability, and objective goals such as sales targets.  Generally, the amount of a bonus, when awarded, will be equal to one month's salary plus 5% to 25% of the individual's annual salary.  If the corporate and individual goals are fully met, the bonus will be closer to the top end of the range.  If the goals are only partially met, the amount of the bonus will be closer to the bottom end of the range.  In no event will there be a bonus equal to more than one month's salary if the corporate goals are not met by at least 50%.  For 2009, the amounts of the bonuses were determined in relation to overall compensation levels, which were based on roughly the 80th-90th percentile of the compensation spectrum for the manufacturing sector in Huizhou City, China.  A certain portion of total compensation was allocated to salary and the remainder was allocated to bonus based on achievement of corporate and individual performance goals.  In 2009, our corporate performance had improved in line with internal goals, including an increase in revenue and profitability.  We also experienced success in savings for selling expenses as a percentage of revenue.  Based on the attainment of internal corporate goals, in addition to Tianfu Li’s contributions on an individual level, Tianfu Li earned a cash bonus for 2009.  Tianfu Li received a cash bonus of $15,000 in 2009, as compared to a cash bonus of $10,500 for 2008.  The primary causes for the increase in the bonus amounts for 2009 as compared to 2008 were the achievement of corporate goals and the increase in the executive officer’s salary.  The Compensation Committee determined the bonus award amounts for 2009 and the Board approved of the amounts.

Our board of directors established a compensation committee in August 2008 comprised of non-employee directors.  The compensation committee will perform, at least annually, a strategic review of the compensation program for our executive officers to determine whether it provides adequate incentives and motivation to our executive officers and whether it adequately compensates our executive officers relative to comparable officers in other companies with which we compete for executives. Those companies may or may not be public companies or companies located in the PRC or even, in all cases, companies in a similar business. Prior to the formation of the compensation committee, Tianfu Li, upon consulting with our board members, determined the compensation for himself and our other current executive officers. Beginning in 2009, our compensation committee currently determines compensation levels for our executive officers. We have established a compensation program for executive officers for 2010 that is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect.  For 2010, bonuses for executive officers will be based on company and individual performance factors, as described above.

Having listed on the NYSE Amex in March 2009, we intend to adjust our bonus evaluations upwards in 2010, but, in such case, we do not intend to increase them by more than 20%. We believe that adopting higher compensation in the future may be based on the increased amount of responsibilities assumed by each of the executive officers after we became a publicly listed company.

We also intend to expand the scope of our compensation, such as the possibility of granting options to executive officers and tying compensation to predetermined performance goals.  We adopted an equity incentive plan in June 2009 and intend to issue stock-based awards under the plan to aid our company’s long-term performance, which we believe will create an ownership culture among our named executive officers that fosters beneficial, long-term performance by our company.  We do not currently have a general equity grant policy with respect to the size and terms of grants that we intend to make in the future, but we expect that our compensation committee will evaluate our achievements for each fiscal year based on performance factors and results of operations such as revenues generated, cost of revenues, and net income.

Summary Compensation Table

The following table sets forth information concerning the compensation for the three fiscal years ended December 31, 2009 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals, as applicable, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

Name and Position	Year	Salary	Bonus	Total
Tianfu Li	2009	$38,000	$15,000	$53,000
Chief Executive Officer and	2008	33,000	10,500	43,500
Chairman of the Board	2007	30,000	7,000	37,000

Simon Zhang	2009	$35,191	$5,500	$40,691
Chief Financial Officer and	2008	-	-	-
Corporate Secretary	2007	-	-	-

Ling Yi (1)	2009	$17,000	$5,500	$22,500
Former Chief Financial Officer and	2008	15,600	4,000	19,600
Former Corporate Secretary	2007	12,000	2,500	14,500

(1)
In January 2009, Ling Yi resigned as Chief Financial Officer and Corporate Secretary and the Board of Directors appointed Simon Zhang as Chief Financial Officer and Corporate Secretary.  Ling Yi remains with our company as a finance manager.

Grants of Plan-Based Awards in 2009

There were no option grants in 2009.

Outstanding Equity Awards at 2009 Fiscal Year End

There were no option exercises or options outstanding in 2009.

Option Exercises and Stock Vested in Fiscal 2009

There were no option exercises or stock vested in 2009.

Pension Benefits

There were no pension benefit plans in effect in 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

There were no nonqualified defined contribution or other nonqualified deferred compensation plans in effect in 2009.

Employment Agreements

We generally enter into standard, one-year employment agreements with certain of our officers.  For the period from January 1, 2010 to December 31, 2010, we entered into employment agreements with each of Gengqiang Yang and Dongquan Zhang pursuant to which each employee will be paid a monthly salary during 2010 as follows:

•	Gengqiang Yang was paid a monthly salary of RMB 14,000, which is approximately US$2,044.
•	Dongquan Zhang was paid a monthly salary of RMB 14,000, which is approximately US$2,044.

The employment agreements provide for immediate termination upon serving written notice to an employee, in which case we must pay the employee one month's salary and any year-end bonus to which the employee is entitled. Under the employment agreements, if we violate certain termination procedures in the process of terminating an employee, we shall pay the employee twice the employee’s standard compensation as a penalty.  If an employment agreement expires without appropriate termination notification from either us or an employee, the parties are deemed to have agreed to renew the employment agreement. In such circumstance, if either party refuses to enter into a renewal agreement, that party must pay to the other party one month's salary.  The employment agreements restrict our ability to terminate the employment agreements under certain circumstances including if an employee has been employed for 15 years or more and is within 5 years from the legal age of retirement.

An employee may terminate his or her employment under certain circumstances including if we force the employee to work in a hostile environment or threat or deprival of safe and healthy working conditions.  Under the employment agreements, the employees have an obligation to maintain our commercial secrets.  The employment agreements contain general provisions for mediation and arbitration in the case of any dispute arising out of the employment agreements that cannot first be settled by consultation and negotiation.

We also entered into an employment agreement with Simon Zhang on January 16, 2009 in connection with his appointment as our CFO and Corporate Secretary. The Agreement provides that we will employ Mr. Zhang until we hire a permanent CFO, provided that the agreement is not terminated earlier with at least two weeks' prior written notice by either us or Mr. Zhang.  Pursuant to the terms of the Agreement, Mr. Zhang will be paid a monthly salary of RMB20,000 (approximately USD$2,930). Pursuant to the Agreement, we will reimburse Mr. Zhang for all authorized, ordinary and necessary out-of-pocket expenses reasonably incurred in connection with the performance of Mr. Zhang's services.  The Agreement also contains provisions regarding Mr. Zhang’s agreement not to disclose any of our proprietary information, trade secrets, and confidential information.  Mr. Zhang also agreed not to solicit our clients or employees both during Mr. Zhang's term of employment and for one year following Mr. Zhang's employment with us.

NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan

On June 23, 2009, the NIVS IntelliMedia Technology Group, Inc. 2009 Omnibus Incentive Plan (the “Plan”) was approved and adopted. As approved by our Board of Directors and shareholders, the Plan reserves a total of 4.0 million shares authorized for issuance under the Plan.

The Compensation Committee of our Board of Directors and the Board of Directors (the “Committee”) have the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Committee may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. The maximum awards that can be granted under the Plan to a single participant in any calendar year will be one million shares of common stock (whether through grants of Options or Stock Appreciation Rights or other awards of common stock or rights with respect thereto) or $1 million in the form of cash-based incentive awards.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.

As of December 31, 2009, no specific awards have been granted under the Plan. Also, the exact types and amounts of any future awards to be made to any eligible participants pursuant to the Plan are not presently determinable.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009 by members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gengqiang Yang	10,800	-	-	-	-	-	10,800
Ruxiang Niu (1)	10,800	-	-	-	-	-	10,800
Minghui Zhang	10,800	-	-	-	-	-	10,800
Charles Mo	10,800	-	-	-	-	-	10,800

(1) In April 2010, Ruxiang Niu resigned as an independent director and the Board of Directors appointed Arthur Laffer as an independent director of the Company.

We expect to pay the directors $11,200 for their services performed in 2010.  We generally increase our director compensation approximately 5% to 10% each year, but our Board of Directors considers numerous company and other economic factors before determining director compensation each year.

Indemnifications of Directors and Executive Officers and Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the date of the Share Exchange, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this Form 10-K are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock as of April 29, 2010, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

The number of shares of our common stock outstanding as of the date of April 29, 2010.  Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o NIVS IntelliMedia Technology Group, Inc., NIVS Industry Park, No. 29-31, Shuikou Road, Huizhou, Guangdong, People’s Republic of China 516006.

Name and Address of Beneficial Owner	Title	Shares of Common Stock Beneficially Owned	Percent of Class Beneficially Owned (1)

Directors and Executive Officers
Tianfu Li	Chief Executive Officer and Chairman of the Board	14,445,160	30.1%

Arthur Laffer	Director	-	-

Minghui Zhang	Director	-	-

Gengqiang Yang	Chief Operating Officer and Director	1,220,000	2.5%

Kwok Fu (“Jason”) Wong	Executive Vice President of Investor Relations	-	-

Simon Zhang	Chief Financial Officer and Corporate Secretary	-	-

Dongquan Zhang	Chief Technology Officer	-	-

Charles Mo	Director	-	-

Officers and Directors as a Group (total of 8 persons)		15,665,160	32.7%
_______
(1)	Based on 47,970,179 shares of common stock issued and outstanding as of April 29, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NIVS Holding Company Limited

NIVS Holding Company Limited (“NIVS BVI”) is our wholly-owned subsidiary and has interlocking executive and director positions with us.

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

Immediately prior to the repayments under the Agreement, our subsidiaries had an aggregate outstanding loan amount of approximately $8.8 million owed to Mr. Li (the “Li Debt”).  On the same date, Mr. Li, through the Related Companies, had an aggregate outstanding loan amount of approximately $1.0 million owed to our subsidiaries (the “Related Companies’ Debt”), which consisted of approximately $1.0 million owed by Korea Hyundai Light & Electric (Int'l) Holding. Pursuant to the Agreement, the Related Companies’ Debt of approximately $1.0 million was repaid by set off against the Li Debt of approximately $8.8 million.  As a result of the transactions contemplated by the Agreement, the Related Companies’ Debt is no longer outstanding and neither Mr. Li nor any of the Related Companies owed us or our subsidiaries any loan amount.  Moreover, immediately after the repayments under the Agreement, our subsidiaries’ remaining debt owed to Mr. Li was approximately $7.8 million.  The parties to the Repayment Agreement also acknowledged that there were no remaining debt obligations owed to the us or our subsidiaries, either directly or indirectly, by Mr. Li, any other executive officer or director, or any related family member, of our company or subsidiaries, or any entity owned or controlled by such persons, including the Related Companies, and that no loans or similar arrangements will be made by us or our subsidiaries to such persons or entities in the future.

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

Assignment and Transfer of Intellectual Property Rights

The founder of NIVS PRC and our principal shareholder and current Chief Executive Officer, Tianfu Li, has legal ownership of the approximately 43 patents in China, in addition to 19 patent applications, that we rely on in the operation of our business.  In July 2008, NIVS PRC entered into an assignment and transfer agreement with Mr. Li for the transfer and assignment of these patents and patent applications to NIVS PRC, in addition to other intellectual property related to our business operations.  We and Mr. Li also intend to file appropriate transfer certificates with the Bureau of Intellectual Property in the PRC, which, after approved by the Bureau, would result in the legal transfer of the patents and patent applications to us.  Mr. Li did not receive any additional consideration for the transfer and assignment of the intellectual property rights to NIVS PRC, other than the execution of the transfer and assignment agreement being a condition to closing of the Share Exchange, as described below.

Share Exchange

On July 25, 2008, we completed the Share Exchange with NIVS BVI and the former shareholders of NIVS BVI. At the closing, NIVS BVI became our wholly-owned subsidiary and 100% of the issued and outstanding securities of NIVS BVI were exchanged for our securities. An aggregate of 27,546,667 shares of common stock were issued to these shareholders and their designees.  Prior to the closing of the Share Exchange, our shareholders agreed to the cancellation of an aggregate of 4,756,390 shares held by them such that there were 2,340,000 shares of common stock owned by them immediately after the Share Exchange and the initial closing of the Private Placement. The Board resigned in full and appointed Tianfu Li, Wei Lin, Lu Liu, Gengqiang Yang, and Yucai Zhang to the board of directors of our company, with Tianfu Li serving as Chairman. The Board also appointed Tianfu Li as our Chief Executive Officer, Gengqiang Yang as Chief Operating Officer, Ailing Liu as Production Manager, Ling Yi as Chief Financial Officer and Corporate Secretary, Dongquan Zhang as Chief Technology Officer, and Lichun Zhang as Marketing Manager. Each of these executives and directors were executives and directors of NIVS BVI and/or its subsidiaries.  In December 2008, Wei Lin and Lu Liu resigned as directors and the Board of Directors appointed Ruxiang Niu and Minghui Zhang as directors.  In January 2009, Ling Yi resigned as Chief Financial Officer and Corporate Secretary and the Board of Directors appointed Simon Zhang as Chief Financial Officer and Corporate Secretary.  In January 2009, the Board of Directors appointed Charles Mo as a director. In April 2009, Yucai Zhang resigned as a director.

 Private Placement and Underwriting Services

Richard Rappaport, one of our controlling stockholders prior to the Share Exchange, indirectly holds a 100% interest in WestPark Capital, Inc., the placement agent for the equity financing, of approximately $11.8 million conducted by us in connection with the Share Exchange.  Anthony C. Pintsopoulos, an officer, director and significant stockholder of ours prior to the Share Exchange, is the Chief Financial Officer of WestPark Capital, Inc.  In addition, Debbie Schwartzberg, one of our principal stockholders, was a note holder of WestPark Capital Financial Services, LLC, the parent company of WestPark Capital, Inc.  The note, which was repaid in full in August 2008, had entitled her to a 1.5% interest in the net profits of WestPark Capital Financial Services, LLC, one of our principal stockholders prior to the Share Exchange.  Kevin DePrimio and Jason Stern, each employees of WestPark Capital, Inc., are also our stockholders.  Richard Rappaport is the sole owner of the membership interests of WestPark Capital Financial Services, LLC.  Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with us upon the closing of the Share Exchange.  We paid WestPark Capital, Inc. a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of $896,000.  In addition, WestPark Capital, Inc. acted as the underwriter in our public offering that we closed in March 2009.  We sold a total of 550,000 shares of common stock in the public offering at $3.50, for gross proceeds of approximately $1.9 million.  As compensation for its services, WestPark Capital received a discount and commissions of $192,500, a $57,750 non-accountable expense allowance, in addition to roadshow expenses of approximately of $10,000 and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a five-year warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  In April 2009, WestPark Capital exercised its over-allotment option to purchase an additional of 82,500 shares of common stock. The shares were sold a price of $3.50 per share for a gross proceed of $288,750. Compensation incurred in the public offering included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

WestPark was also one of the Underwriters in a public offering that we closed on April 23, 2010.  Subject to the terms and conditions of the underwriting agreement dated April 19, 2010, WestPark Capital purchased from us 2,917,933 shares at the public offering price of $3.29 less the underwriting discounts and commissions of $0.1974 per share.  In addition, paid WestPark an aggregate non-accountable expense allowance of 1% of the gross proceeds of the offering.  WestPark also received warrants to purchase a number of 87,538 shares of common stock.  The warrants are exercisable at a per share price of $4.11 and have a term of five years.  WestPark, along with the other underwriter in the public offering, has a 45-day option to purchase up to an aggregate of 1,094,424 additional shares of common stock at the public offering price solely to cover over-allotments, if any.

Policy for Approval of Related Party Transactions

In August 2008, we established an Audit Committee and adopted an Audit Committee Charter.  The Charter contains our policy for approval of related party transactions.  Our policy is to have our Audit Committee review and pre-approve any related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct as required by our policies.

Prior to adopting our Audit Committee Charter in August 2008, we did not have a policy with respect to approval of related party transactions.  In addition, prior to August 2008, our subsidiaries entered into related party loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li, and certain entities controlled by Mr. Li (the “Related Companies”).  Upon the closing of the Share Exchange, we intended for all loans from our subsidiaries to our officers and directors, whether directly or indirectly, be repaid in full prior to the closing of the Share Exchange, and no further loans were to be made to such related parties after the closing of the Share Exchange, which occurred on July 25, 2008.  In November 2008, it was discovered that the loans to the entities owned by Mr. Li continued after the closing of the Share Exchange.  On November 28, 2008, we and our subsidiaries entered into a Debt Repayment and Set-Off Agreement (the “Agreement”) with Mr. Li and the Related Companies pursuant to which each of the Related Companies agreed to completely and immediately repay all outstanding loan amounts that it owed to us and our subsidiaries.  For additional information regarding our subsidiaries’ loan transactions with Mr. Li and the Related Companies, see above at CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Loans involving Directors, Officers, Stockholders and Affiliated Parties; Repayment.

In an effort to take further measures to improve our internal controls and procedures regarding related party transactions, we adopted a formal policy for the identification, approval, processing, recording and disclosure of related party transactions.  On January 28, 2009, our Board of Directors and Audit Committee adopted the NIVS IntelliMedia Technology Group, Inc. Policy and Procedures With Respect To Related Person Transactions (the “RPT Policy”). The RPT Policy provides that enter into or ratify related party transactions only when our Board, acting through the Audit Committee or as otherwise prescribed in the RPT Policy, determines that the related party transaction in question is in, or is not inconsistent with, the best interests of our company and our stockholders.  Situations where related party transactions may be in the best interest of our company and stockholders include situations where we may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to related party on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.  In addition, the RPT Policy provides that our officers and directors must keep the Audit Committee informed as to his or her related persons and entities through quarterly declarations to the Committee.  A master list of such related persons was distributed to the heads of our business and financial departments in order to prevent related party transactions occurring without being properly identified and reported to the Audit Committee for evaluation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm effective January 21, 2010. Concurrent with this appointment, we dismissed Kempisty & Company Certified Public Accountants PC (“Kempisty”), effective January 21, 2010. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.  The following table presents fees, including reimbursements for expenses, for professional audit services rendered by Kempisty and MaloneBailey (collectively, our “Auditors”) for the audits of the Company’s annual financial statements and interim reviews of the Company’s quarterly financial statements for the years ended December 31, 2009 and December 31, 2008, and fees billed for other services rendered by our Auditors during those periods.

	Fees for the Year Ended December 31,
	2009	2008
Audit fees (1)	$450,000	$336,000
Audit-related fees (2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total audit and non-audit fees	$450,000	$336,000
_______________
(1)         These are fees for professional services performed by our Auditors and for the audit of our annual financial statements, review of our quarterly reports, and review of Registration Statements on Form S-1.

(2)         No fees were billed for each of fiscal 2009 and fiscal 2008 for assurance and related services by the principal accountant reasonably related to the performance of the audit or review of the Company’s financial statements.

(3)         There were no tax return preparation fees for fiscal 2009 and fiscal 2008 paid to our principal accountants.

(4)         No fees were billed for each of fiscal 2009 and fiscal 2008 for products and services provided by the principal accountant.

Pre-Approval Policy

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm for such services. The audit committee pre-approves (i) auditing services (including those performed for purposes of providing comfort letters and statutory audits) and (ii) non-auditing services that exceed a de minimis standard established by the committee, which are rendered to the Company by its outside auditors (including fees).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huizhou, People’s Republic of China, on April 29, 2010.

NIVS IntelliMedia Technology Group, Inc.
(Registrant)

Dated: April 29, 2010	/s/ Tianfu Li
By: Tianfu Li
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer and	April 29, 2010
/s/ Tianfu Li	Chairman of the Board
Tianfu Li	(Principal Executive Officer)
	Interim Chief Financial Officer and Corporate	April 29, 2010
/s/ Simon Zhang	Secretary (Principal Financial and Accounting
Simon Zhang	Officer)

	Director	April 29, 2010
Arthur Laffer

/s/ Minghui Zhang	Director	April 29, 2010
Minghui Zhang

/s/ Gengqiang Yang	Chief Operating Officer and Director	April 29, 2010
Gengqiang Yang

/s/ Charles Mo	Director	April 29, 2010
Charles Mo

EXHIBIT INDEX

Exhibit Number	Description

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