Form 10-Q
period 2010-03-31
NIVS IntelliMedia Technology Group, Inc.
filed 2010-05-10
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-34262

NIVS IntelliMedia Technology Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8057809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NIVS Industry Park, No. 29-31, Shuikou Road, Huizhou, Guangdong, People’s Republic of China 516006
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 47,970,179 as of May 10, 2010.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

INDEX

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In US Dollars)

	March 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$7,932,105	$5,916,224
Trade receivables, net	30,669,043	33,228,955
Inventories, net	20,777,015	9,626,048
Prepaid expenses, deposit and other receivables	8,250	8,641,448
VAT refundable	627,721	869,202
Deferred tax assets	459,520	-
Restricted cash	3,120,309	4,840,137
Total current assets	63,593,963	63,122,014
Property, equipment and construction in progress, net	66,923,901	58,409,374
Advances to suppliers	16,148,531	16,649,904
Intangible assets, net	15,370,183	2,295,244
Total Assets	$162,036,578	$140,476,536

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$16,946,415	$3,932,115
Accrued liabilities and other payable	1,434,662	1,485,577
Wages payable	928,219	801,972
Corporate tax payable	1,014,520	1,372,117
Various taxes payable	48,164	494,678
Customer deposits	1,067,379	-
Short-term loans	47,645,340	43,987,358
Bank notes payable	6,811,705	7,712,609
Total current liabilities	75,896,404	59,786,426

Shareholders' Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding at March 31, 2010	-	-
and December 31, 2009, respectively
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 40,675,347 and 40,675,347 shares issued and outstanding	4,068	4,068
at March 31, 2010 and December 31, 2009, respectively
Additional paid-in capital	21,717,239	21,717,239
Accumulated other comprehensive income	3,987,102	3,979,941
Statutory reserve fund	5,722,107	5,722,107
Retained earnings (unrestricted)	52,799,335	47,497,211
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	84,229,851	78,920,566
Noncontrolling interest	1,910,323	1,769,544
Total Shareholders' Equity	86,140,174	80,690,110
Total Liabilities and Shareholders' Equity	$162,036,578	$140,476,536

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2010	2009

Revenues	$74,107,672	$29,256,728
Other Revenues	61,221	91,072
Cost of Goods Sold	(60,947,713)	(23,096,780)
Gross Profit	13,221,180	6,251,020

Selling Expenses	1,601,741	1,141,223

General and administrative
Amortization	811,220	17,445
Depreciation	86,861	81,270
Other general and administrative	1,219,639	1,142,915
Total general and administrative	2,117,720	1,241,630
Research and development	2,663,234	572,535
Total operating expenses	6,382,695	2,955,388
Income from operations	6,838,485	3,295,632

Other income (expenses)
Interest expense	(392,944)	(562,063)
Sundry income, net	118,663	9,981
Total other income (expenses)	(274,281)	(552,082)

Income before noncontrolling interest and income taxes	6,564,204	2,743,550
Income taxes	(1,126,345)	(313,955)
Net income	5,437,859	2,429,595

Net income attributable to the noncontrolling interest	(135,735)	(61,128)

Net income attributable NIVS IntelliMedia Technology Group, Inc.	$5,302,124	$2,368,467

Earnings per share - net income attributable to NIVS's common shareholders - Basic and Diluted	$0.13	$0.06

Weighted-average shares outstanding, Basic and Diluted	40,675,347	37,391,115

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2010	2009

Net income	$5,437,859	$2,429,595

Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	12,205	(99,507)
Comprehensive income	5,450,064	2,330,088

Comprehensive income attributable to the noncontrolling interest	(140,779)	(2,551)

Comprehensive income attributable to NIVS's common shareholders	$5,309,285	$2,327,537

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In US Dollars)

	For The Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities

Net income	$5,437,859	$2,429,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,632,168	1,420,781
Amortization expense	811,220	17,445
Changes in operating assets and liabilities:
Accounts receivable	5,237,112	1,756,464
Advances to suppliers	640,165	3,328,933
Prepaid expenses and deposits	-	(274,772)
Inventories, net	(8,310,970)	(5,477,028)
VAT refundable	241,619	939,552
Deferred tax assets	(296,359)	-
Accounts payable, accrued liabilities and customer deposits	4,042,034	(1,230,289)
Various taxes payable	(447,158)	1,398,917
Wages payable	(17,395)	(351,015)
Corporate tax payable	(357,814)	310,587
Net cash provided by operating activities	8,612,481	4,269,170

Cash Flows From Investing Activities
Restricted cash	1,720,595	(1,049,975)
Cash paid for Dongri Acquisition	(4,969,525)	-
Purchases of property, plant and equipment	(5,389,958)	(2,919,384)
Payments made for construction in progress	(642,803)	-
Purchases of intangible assets	(33,207)	(8,937)
Short-term investment, marketable securities	-	(11,021)
Net cash used in investing activities	(9,314,898)	(3,989,317)

Cash Flows From Financing Activities
Net borrowing from bank loans payable	3,603,923	(888,858)
Net borrowing (repayment) in bank notes payable	(902,126)	1,317,496
Net proceeds of share issuances	-	1,008,436
Net cash provided by financing activities	2,701,797	1,437,074
Effect of exchange rate changes on cash	16,501	2,784
Net increase in cash and cash equivalents	2,015,881	1,719,711

Cash and cash equivalents, beginning of period	5,916,224	461,504
Cash and cash equivalents, end of period	$7,932,105	$2,181,215

Supplemental disclosure information:
Interest expense paid	$390,771	$562,063
Income taxes paid	$1,480,228	$313,955

Non-cash investing and financing activities:
Conversion of Li debt to common stock	$-	$(7,841,726)
Issuance of shares for cashless warrants exercise	$-	$94

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

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

Through its subsidiaries in China, NIVS USA engages in research, development, production, marketing and sales of audio & video electronic equipment and mobile phones for the domestic China and international markets. NIVS USA and its subsidiaries are collectively referred to as the Company.

On January 22, 2010, the Company, through NIVS BVI, acquired 100% of the equity interest of Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer located in the Huizhou Zhongkai Hi-tech Zone area.

On February 4, 2010, the Company, through NIVS BVI, established a new subsidiary of Hong Kong East Best Industrial Limited (“East Best HK”). As at March 31, 2010, East Best HK had issued 10,000 capital shares authorized with HKD1.00 par value and 10,000 shares issued and outstanding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

d.	Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the presentation of the current year for the comparative purposes.

e.	Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.81720	6.84088
Three months ended March 31, 2010	6.81612	6.83603
Three months ended March 31, 2009	6.82547	6.82547

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.75477	7.75218
Three months ended March 31, 2010	7.76406	7.76390
Three months ended March 31, 2009	7.75014	7.75374

f.	Recently issued accounting pronouncements

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

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 3 – PURCHASE OF DONGRI

On January 22, 2010, the Company, through NIVS BVI, acquired 100% of the equity interest of Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer located in the Huizhou Zhongkai Hi-tech Zone area.  The aggregate purchase price that the Company agreed to pay is up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets.  If Dongri's after-tax income for the first half of 2010 exceeds approximately $1.91 million, then an additional $3 million will be paid to the former shareholder of Dongri. If Dongri's after-tax income is between $955,000 and $1.91 million, then a pro-rata amount will be payable, and no percentage of the $3 million will be paid if the after-tax income is less than approximately $955,000.  For the third quarter of 2010, if Dongri's after-tax income exceeds approximately $1.03 million, then an additional $3 million will be paid to the former Dongri shareholder. If Dongri's after-tax income is between approximately $514,000 and $1.03 million, then a pro-rata amount will be paid, and no amount will be paid if the after-tax income is less than $514,000.  Similarly, for the fourth quarter of 2010, the Company will pay Dongri an additional $4 million if Dongri’s after-tax income exceeds $1.18 million, and a pro rata portion if it falls between approximately $590,000 and $1.18 million.  No amount will be paid for the fourth quarter if Dongri's after-tax income is less than $590,000. As of March 31, 2010, the Company has paid a total of $13.6 million. The Company assessed the contingent consideration based on ASC805 and concluded that the liability to be $9,350,777.

In accordance with ASC805, the Company determined the assets acquired constituted a business and applied purchase accounting to the assets acquired.

The following table summarizes the consideration paid for acquisition of the assets and the amount of the assets acquired at the acquisition date as well as the fair value at the acquisition date.

Consideration:

Cash	$13,649,223
A/P - Contingent consideration	9,350,777

Total	$23,000,000

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

The preliminary estimate of fair values as of the acquisition date is as follows:

Cash	$30,475
Account receivables	15,230
Deferred VAT assets	163,161
Inventory	2,838,472
Advances	136,154
Fixed assets	4,091,825
Other assets	2,656,705
Account payables	(627,397)
S/T loan	(47,098)
Tax accrual	(566)
Wages payable	(143,515)
Import and export rights	71,135
ISO9001:2008	497,948
Sales orders, contracts and customer relations	11,041,140
Employment contracts	426,812
Income tax holiday preferential rights	1,849,519

Total	$23,000,000

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of Dongri as if it had been consummated as of the beginning of the applicable period. The unaudited pro forma information has been derived from the historical Consolidated Financial Statements of the Company and of Dongri. The unaudited pro forma information is for illustrative purposes only. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved had the acquisition occurred in the past or the future financial results that the Company will achieve after the acquisition.

For the quarter ended March 31, 2009:

Pro Forma (unaudited):
Revenue	$34,066,472
Net income	$2,941,998
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$2,880,870
Basic and diluted earnings per share	$0.08

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
Land use rights	$2,740,043	$2,757,728
Computer software use rights	4,825	4,824
Trade mark	62,646	61,052
Import and export rights	71,135	-
ISO9001:2008	497,948	-
Sales orders, contracts and customer relations	11,041,140	-
Employment contracts and human resources	426,812	-
Income tax holiday preferential rights	1,849,519	-
Accumulated amortization	(1,323,885)	(528,360)
Intangible assets, net	$15,370,183	$2,295,244

The amortization expenses for three months ended March 31, 2010 and 2009, respectively, as follows:

	March 31,	March 31,
	2010	2009
General and administrative expense	$811,220	$17,445

NOTE 5 - SHORT TERM LOANS

Short term loans consist of the following:

	March 31,	December 31,
	2010	2009
Construction Bank	$19,273,100	$18,983,613
Defutai Bank	2,504,064	2,503,667
Nanyian Bank	6,573,987	5,594,085
Minsheng Bank	7,369,232	4,994,944
Shenzhen Development Bank	7,511,605	7,510,415
Pufa Bank	4,401,331	4,400,634
DBS	12,021	-
	$47,645,340	$43,987,358

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 3.27%~5.84% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, building and land-use rights.

The annual interest rates are shown as follows:

	March 31	December 31
	2010	2009
Construction Bank	3.58%	3.58%
Defutai Bank	4.83%	4.83%
Nanyian Bank	3.27%	3.27%
Minsheng Bank	3.93%	3.93%
Shenzhen Development Bank	5.35%	5.35%
Dongya Bank	-	-
Pufa Bank	5.84%	5.84%
DBS	6%	-

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

NOTE 6 - RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	March 31,	December 31,
	2010	2009
Shanghai Pufa Bank	$1,138,243	$3,162,354
Shenzhen Development Bank	1,760,532	733,439
Construction Bank	3,912,930	3,816,816
	$6,811,705	$7,712,609

The bank notes have no interest bearing. Additionally, the banks charge 0.05 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable require the Company to maintain a deposit at the bank to secure the notes as follows:

	March 31,	December 31,
	2010	2009
Construction Bank,	$973,125	$964,609
Nanyang Bank	224,101	203,436
Defutai Bank	501,143	501,063
China Minsheng Bank	283,697	8,675
Shanghai Pufa Bank	1,138,243	3,162,354
	$3,120,309	$4,840,137

NOTE 7 - INCOME TAX

Niveous is registered in BVI and pays no taxes.

NIVS HK is a holding company registered in Hong Kong and has no operating profit for tax liabilities.

NIVS Shenzhen serves as a branch company of NIVS PRC. The assessment of its tax liabilities is combined with that of NIVS PRC.  NIVS PRC is qualified as Hi-Tech Company in 2009.

The Company’s subsidiary, NIVS HZ, as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%, subject to government verification for Hi-Tech company status in every three years. For companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

The Company’s subsidiary, Dongri, as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Dongri had applied for foreign investment Enterprise title, and the application had been approved by the local government Dongri had a tax holiday of 2 years 100% exemption starting from the first profitable year 2008, and followed by 3 years of 50% tax deduction.

The provision for taxes on earnings consisted of:

	March 31,	March 31,
	2010	2009
PRC Enterprises Income Taxes	$1,126,345	$313,955
United States Federal Income Taxes	-	-
Total	$1,126,345	$313,955

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	March 31,	March 31,
	2010	2009
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	25%	25%
Tax holiday and relief granted to the Subsidiary	-11.25%	-10%
Permanent differences related to R&D expense and other	3.4%	-3.6%
Provision for income tax	17.2%	11.4%

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

NOTE 8 - REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The segment information and geographic information for revenue is as follows:

		March 31,	March 31,
		2010	2009
Standard audio and video equipment:	China	$11,956,776	$12,126,717
	Europe	1,834,179	4,582,037
	North America	609,016	541,811
	Other Asian Countries	4,933,183	5,191,075
	South America	1,423,600	92,656
	Other Countries	376,762	1,078,046
Intelligent audio and video equipment:	China	14,289,806	1,568,875
	Europe	1,715,215	812,853
	North America	286,746	-
	Other Asian Countries	6,263,447	1,205,101
	South America	1,536,767	-
	Other Countries	901,002	-
Mobile phones:	China Hong Kong	21,045,449	-
	China	78,825	-
Other audio and video equipment:	China	2,916,287	1,651,616
	Europe	303,924	187,193
	North America	794,629	-
	Other Asian Countries	1,896,019	218,748
	South America	-	-
	Other Countries	946,040	-
Total		$74,107,672	$29,256,728

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

NOTE 9 - COMMON STOCK WARRANTS

As of March 31, 2010 and December 31, 2009, there were 55,000 warrants with an exercise price of $4.20 per share outstanding. No warrants were issued or cancelled during the three months ended March 31, 2010.

NOTE 10 - EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method.

NOTE 11 - SUBSEQUENT EVENTS

On April 19, 2010, the Company entered into an underwriting agreement with Rodman & Renshaw, LLC and WestPark Capital, Inc., as representatives of the several underwriters (collectively, the “Underwriters”), relating to the Company’s public offering of 7,294,832 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.29 per share.  The public offering closed on April 23, 2010, and the Company issued the Shares and received $22,240,132, net of offering costs of approximately $1,759,865.  The Company also issue warrants to the Underwriters as partial compensation for underwriting services in connection with the public offering. The Underwriters will be able to purchase up to 218,844 shares of common stock at an exercise price equal to $4.11.  The warrants are exercisable starting April 19, 2011, which is one-year after the effective date of the registration statement related to the public offering, and the warrants will continue to be exercisable for five years after such effective date.   In connection with the public offering, the Company also granted the Underwriters a 45-day option to purchase up to an additional 1,094,224 shares of Common Stock solely to cover over-allotments, if any.

On April 26, 2010, the Company granted a newly appointed director a 10-year option to purchase 200,000 shares of the Company’s common stock pursuant to the Company’s 2009 Omnibus Incentive Plan.  According to the stock option agreement, the options have a per share exercise price equal to $3.30, the fair market value of the stock on the date of grant.  One-fifth of the options are immediately exercisable and one-fifth will vest on each anniversary date of the grant over the next four years.  Additionally, the options will become immediately exercisable and fully vested in the event of a change of control, as defined in the 2009 Omnibus Incentive Plan.

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

Through wholesalers and distributors of electronic products, our products are distributed worldwide, including to markets in Europe, Southeast Asia and North America.  For export sales and Original Equipment Manufacturer (OEM) production, we produce based on customer demand and orders. For products with our own brand names, customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. For the three months ended March 31, 2010, we had five customers that each accounted for at least 5% of the revenues that we generated. These five customers accounted for a total of approximately 60.4% of our revenue for that period.  During the three months ended March 31, 2009, we had three customers that accounted for more than 10% of our sales.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

In addition, we have shifted our focus from one product to another product that we believe will increase our profitability. During the first three months of 2010, our sales revenue for new intelligent audio and video equipment was approximately $25.1 million, which represented an increase of approximately 597.8% compared to revenue of $3.6 million from the sale of intelligent audio and video equipment during the first three months of 2009. The increase in revenue for new intelligent audio and video equipment resulted from an increase in sales volume. In the first three months of 2010, our sales volume for home theater increased approximately 400% as compared to sales volume in  the first three months of 2009. We believe the increase in sales revenue and volume is a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

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

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 46.1% of our revenues for the three months ended March 31, 2010, as compared to 65.3% for the three months ended March 31, 2009, and sales of products with our own brand accounted for approximately 53.9% of our revenues for the three months ended March 31, 2010, as compared to 34.7%  for the three months ended March 31, 2009.

Recent Events

April 2010 Public Offering

On April 19, 2010, we entered into an underwriting agreement with Rodman & Renshaw, LLC and WestPark Capital, Inc., as representatives of the several underwriters (collectively, the “Underwriters”), relating to our public offering of 7,294,832 shares (the “Shares”) of our common stock at a public offering price of $3.29 per share.  The public offering closed on April 23, 2010, and we issued the Shares and received approximately $22.2 million, net of offering costs of approximately $1.8 million.  We also issue warrants to the Underwriters as partial compensation for underwriting services in connection with the public offering. The Underwriters will be able to purchase up to 218,844 shares of common stock at an exercise price equal to $4.11.  The warrants are exercisable starting April 19, 2011, which is one-year after the effective date of the registration statement related to the public offering, and the warrants will continue to be exercisable for five years after such effective date.   In connection with the public offering, we also granted the Underwriters a 45-day option to purchase up to an additional 1,094,224 shares of our common stock solely to cover over-allotments, if any.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2010 and 2009 (unaudited) in dollars and as a percentage of revenue:

	For Three Months Ended
	March 31,
	2010		2009
	(in dollars)	(as percent of revenue)	(in dollars)	(as percent of revenue)
	(all amounts are in thousands except percentages)

Revenue	$74,108	99.9%	$29,257	99.7%
Other Sales	61	0.1%	91	0.3%
Cost of Goods Sold	(60,948)	-82.2%	(23,097)	-78.7%
Gross Profit	13,221	17.8%	6,251	21.3%

Selling Expenses	1,602	2.2%	1,141	3.9%

General and administrative
Amortization	811	1.1%	18	0.1%
Depreciation	87	0.1%	81	0.3%
Other general and administrative	1,220	1.6%	1,143	3.9%
Total General and administrative	2,118	2.9%	1,242	4.2%
Research and development	2,663	3.6%	573	2.0%
Total operating expenses	6,383	8.6%	2,956	10.1%
Income from operations	6,838	9.2%	3,295	11.2%

Other income (expenses)
Interest expense	(393)	-0.5%	(562)	-1.9%
Sundry income (expense), net	119	0.2%	10	0.0%
Total other income (expenses)	274	0.4%	(552)	-1.9%

Income before Noncontrolling interest and income taxes	6,564	8.9%	2,743	9.3%
Income taxes	(1,126)	-1.5%	(314)	-1.1%
Noncontrolling interest	(136)	-0.2%	(61)	-0.2%

Net Income	$5,302	7.1%	$2,368	8.1%

Three months ended March 31, 2010 and 2009

Revenues, which consist of sales of our products, were $74.1 million for the three months ended March 31, 2010, an increase of $44.8 million, or 152.9%, compared to $29.3 million for the same period in 2009. The increase in revenue was attributed mainly to the launch of our mobile phone business. The increase of revenue was also due to the increased demand for and sales of intelligent audio and video products, which we believe is a result of our market expansion efforts.  For the three months ended March 31, 2010, our sales revenue for new business, mobile phone, was $21.0 million.  Sales revenue for our intelligent audio and video equipment increased to $25.1 million, an increase of 597.2% compared to $3.6 million for the same period in 2009.  Our sales revenue for standard audio equipment decreased to $21.1 million, a decrease of 10.6% compared to $23.6 million for the same period in 2009. Sales revenue for the other products including LCD televisions and electronic consumer products increased to $4.8 million, an increase of 128.6% compared to $2.1 million for the same period in 2009.

For the three months ended March 31, 2010, our sales volume for mobile phone products was approximately 1.5 million pieces.  Our sales volume for intelligent audio and video equipment increased by 350.0% to 1.8 million pieces as compared to 0.4 million pieces for the same period in 2009.  Our sales volume for standard audio equipment decreased by 9.1% to 1.0 million pieces as compared to 1.1 million pieces for the same period in 2009. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the three months ended March 31, 2010, our sales volume for the other products including LCD televisions and electronic consumer products decreased by 11.8% to 1.5 million pieces as compared to 1.7 million pieces for the same period in 2009. We believe the increases in sales revenue and volume of mobile phone products and intelligent audio and video products are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $60.9 million for the three months ended March 31, 2010, an increase of $37.8 million, or 163.6%, compared to $23.1 million for the same period in 2009. The increase was primarily a result of the increase in sales and was consistent with the increase in our net revenue. As a percentage of total revenue, cost of sales for the three months ended March 31, 2010 and 2009 was 82.2% and 78.7%, respectively.

Gross profit for the three months ended March 31, 2010 was $13.2 million, or 17.8% of revenues, compared to $6.3 million, or 21.3% of revenues, for the comparable period in 2009. The decrease in our gross profit margin for the three months ended March 31, 2010 was primarily due to the increase of mobile phone sales which is lower gross margin and 28.5% of our total sales. Management believes the gross margin of mobile phone may improve after we work to improve the efficiency of our new production lines. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $1.6 million for the three months ended March 31, 2010, an increase of $0.5 million, or 45.5%, compared to $1.1 million for the same period in 2009. The increase in selling expenses was primarily attributable to the increase in internet advertising, marketing activities, and television advertising.

Research and development expenses were approximately $2.7 million for the three months ended March 31, 2010, an increase of approximately $2.1 million, or 350%, compared to $0.6 million for the same period in 2009. The increase was caused by an increase in new product research and development and the upgrading of old products to meet the market need. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to improve and expand our manufacturing capabilities.

General and administrative expenses, which include amortization, depreciation, professional fees, office expenses, salary and wages, utilities, and other expenses, were $2.1 million for the three months ended March 31, 2010, an increase of $0.9 million, or 75%, compared to $1.2 million for the same period in 2009. A substantial portion of the increase for the three months ended March 31, 2010 was due to the increase amortization expense caused by the increase of intangible assets after acquisition of Dongri in January 2010. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a public reporting company in the United States.

Interest expenses were $0.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was due to the decrease in the high interest rate loans during the three months ended March 31, 2010.

Income tax provisions for the three months ended March 31, 2010 were approximately $1.1 million, as compared to approximately $0.3 million for the three months ended March 31, 2009. The increase is mainly due to an increase in the taxable income for the three months ended March 31, 2010. NIVS PRC is registered in PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. NIVS PRC has been entitled to have a full tax exemption for the first two profitable years, followed by a 50% reduction on a normal tax rate of 24% for the following three consecutive years. NIVS PRC’s effective income tax rates for the three months ended March 31, 2010 and March 31, 2009 were 15% and 15%, respectively. Dongri, as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Dongri had applied for foreign investment Enterprise title, and the application had been approved by the local government Dongri had a tax holiday of 2 years 100% exemption starting from the first profitable year 2008, and followed by 3 years of 50% tax deduction.  Dongri’s effective income tax rates for the three months ended March 31, 2010 and March 31, 2009 were 12.5% and 0%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected as a result of the new EIT Law.

Net income was $5.3 million for the three months ended March 31, 2010, an increase of $2.9 million, or 120.8%, compared to $2.4 million for the same period in 2009.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $7.9 million as of March 31, 2010, as compared to $5.9 million as of December 31, 2009. In addition, we also had approximately $3.1 million in restricted cash as of March 31, 2010, as compared to $4.8 million as of December 31, 2009. Our restricted cash is held as a security deposit for our recurring, short-term bank notes and short-term loans. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had negative working capital of approximately $12.3 million as of March 31, 2010 and working capital of $3.3 million as of December 31, 2009. The increase of negative working capital was largely caused by increase in account payment and payment of the purchase price for the acquisition of Dongri.

Our accounts receivable has been a decreasingly significant portion of our current assets, representing $30.7 million, and $33.2 million, or 48.2% and 52.6% of current assets, as at March 31, 2010 and as of December 31, 2009, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We did not have bad debt expense in the first quarter of 2010 and for the same period in 2009.  As of March 31, 2010, we believed it was appropriate not to recognize bad debt expense primarily due to the subsequent collections made on our receivable balance and our historical ability to collect our accounts receivable.

As of March 31, 2010, inventories amounted to $20.8 million, compared to $9.6 million at December 31, 2009. We have experienced increased sales volume and we have also launched promotion campaign in domestic market in the first quarter of 2010; as a result, we need to maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign. We expect to experience an increase in our inventory levels going forward, including both of raw material and finished goods. We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $54.5 million and $51.7 million as of March 31, 2010 and December 31, 2009, respectively. These loans carry annual interest rates of approximately 1.6% to 7.2% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, equipment, receivables and land use rights. In China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

From June 2005 to November 2008, our subsidiaries entered into hundreds of loan transactions with NIVS PRC’s founder and our principal shareholder and current Chief Executive Officer and Chairman of the Board, Tianfu Li. In these loan transactions, we would borrow funds from Mr. Li. As of September 30, 2008, our subsidiaries had an aggregate outstanding loan balance due to Mr. Li of $9.1 million and $568,063 owed to NIVS Investment (SZ) Co., Ltd. In addition, our subsidiaries, primarily through NIVS PRC and NIVS International (H.K.) Limited (“NIVS HK”), would lend funds to the entities that were owned and controlled by Mr. Li. These entities controlled by Mr. Li are NIVS Investment (SZ) Co., Ltd.; Zhongkena Technology Development; Xentsan Technology (SZ) Co., Ltd.; Korea Hyundai Light & Electric (Int'l) Holding; NIVS Information & Technology (HZ) Co., Ltd.; and Hyundai Light & Electric (HZ) Co., Ltd. (collectively, the “Related Companies”). Our loans to related parties also include a loan to a supplier of Hyundai Light and Electric (HZ) Co. Ltd. in the amount of 38,474,900 RMB, which is equal to approximately U.S. $5.5 million. The note carried an interest rate of 1.5% per month and was guaranteed by Hyundai Light and Electric (HZ) Co Ltd. This loan has been paid in full as of November 28, 2008. The amount of the loans made by our subsidiaries to the Related Companies ranged in amount. There are no loans from our subsidiaries to the Related Companies for the three months ended March 31, 2010 and 2009, respectively.

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

On July 25, 2008, concurrently with the close of the Share Exchange, we conducted an initial closing of a private placement transaction pursuant to which we sold an aggregate of 5,239,460 shares of common stock at $1.80 per share, for gross proceeds of approximately $9.4 million. On August 12, 2008, we conducted a second and final closing of the private placement pursuant to which we sold an additional 1,304,587 shares of common stock at $1.80 per share for gross proceeds of approximately $2.3 million. Accordingly, we sold a total of 6,544,047 shares of common stock in the private placement for aggregate gross proceeds of approximately $11.8 million (the “Private Placement”). WestPark Capital, the placement agent for the Private Placement, was paid a commission equal to 6.5% of the gross proceeds from the financing, in addition to a $130,000 success fee for the Share Exchange, for an aggregate fee of approximately $896,000.  We used the proceeds from the Private Placement to provide working capital for speech-controlled TV and product promotion, speech-controlled audio acoustics, DVD, and DVB production capacity expansion, technology and product research and development, basic research and application product development, brand building and publicity and strengthening channel building and brand promotion in China and to increase reserve funds as well as new production lines for LCD TV for the expansion of business.

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

In March 2009, we completed a public offering consisting of 550,000 shares of our common stock. WestPark Capital acted as underwriter in the public offering.  Our shares of common stock were sold to the public at a price of $3.50 per share, for gross proceeds of approximately $1.9 million.  Compensation for WestPark Capital’s services included discounts and commissions of $192,500, a $57,750 non-accountable expense allowance, roadshow expenses of approximately of $10,000, and legal counsel fees (excluding blue sky fees) of $40,000.  WestPark Capital also received a warrant to purchase 55,000 shares of our common stock at an exercise price of $4.20 per share.  The warrant, which has a term of five years, is currently exercisable.  The warrant also carries registration rights.

In April 2009, WestPark Capital exercised its over-allotment option to purchase an additional of 82,500 shares of common stock. The shares were sold a price of $3.50 per share for a gross proceed of $288,750. Compensation incurred in connection with the exercise of the over-allotment included discounts and commissions of $28,875, an $8,663 non-accountable expense allowance, other expenses of $4,821, and legal counsel fees of $42,500.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $64,257 and $55,243 for the three months ended March 31, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, NIVS PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually. If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results. As of March 31, 2010, the Company has not received any notice from the local housing authority or any claim from our current and former employees.

In October 2009, we commenced construction on Phase II of our factory in Huizhou (Phase II), which will include a new manufacturing facility and dormitory. Phase II's manufacturing facility, adjacent to Phase I, will span approximately 36,000 square meters and will be dedicated to designing and making super thin LEDTVs, HD LCDTVs and 3G cell phones under the NIVS brand name and intended for distribution in China's domestic market. The expected production capacity will be 2 million TV sets and 1.5 million phones per year. Construction is scheduled to be completed during the second quarter of 2010, and the manufacturing facility is expected to be operational later that same quarter.  The estimate completion date is June 30, 2010. Total budget of the construction is RMB 53,500,000 ($7,847,380).

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

In January 2010, we entered into a purchase agreement with Kuanda (Xiamen) Communications Co., Ltd and China PTAC Communications Services, on behalf of China Telecom, for the purchase by China Telecom of our two 3G mobile phone products.  The purchase agreement is contingent on delivery of the 3G mobile phones representing the aggregate order by March 31, 2010. Final delivery under the agreement has been delayed as a result of China Telecom's improvement of their 3G mobile phone application platform and is currently anticipated to be completed in May 2010. The value of the order is approximately $28.8 million, and the dollar value of any additional orders further to this relationship depends on the final number of delivered products.

In April 2010, we completed a public offering of 7,294,832 shares of our common stock at a public offering price of $3.29 per share.  We received approximately $22.2 million, net of offering costs of approximately $1.8 million.  In connection with the public offering, we granted the underwriters a 45-day option to purchase up to an additional 1,094,224 shares of our common stock solely to cover over-allotments, if any.

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

Net cash provided by operating activities was $8.6 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $4.3 million for the three months ended March 31, 2009.  The increase in net cash provided in operating activities was primarily due to an increase in collection of trade receivables and an increase in accounts payable. Our increase in net cash provided by operating activities for the three months ended March 31, 2010 was partially offset by an increase in cash used in inventory ,which primarily resulted from an increase in our sales from $29.3 million for the three months ended March 31, 2009 to $74.1 million for the same period in 2010 in response to demand of our products.

Investing activity during the three months ended March 31, 2010 and 2009 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $9.3 million for the three months ended March 31, 2010, compared to net cash used in investing activities of $4.0 million for the three months ended March 31, 2009. The increase in net cash used in investing activities was primarily due to the acquisition of Dongri, construction on Phase II and purchase of production equipment and partially offset by decrease in the restricted cash. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,283,997).  The plant renovation and the equipment installation were completed in the end of 2008. The remainder balance of RMB 24,210 (USD$3,542) was paid in January 2009. As of March 31, 2010, we had paid $13.1 million for acquisition of Dongri and $6.0 million for the purchase of production equipment and construction on Phase II of the factory.

Net cash provided by financing activities amounted to $2.7 million for the three months ended March 31, 2010, compared to net cash provided by financing activities of $1.4 million for the three months ended March 31, 2009.  The increase in cash provided was primarily a result of an increase in bank loans, partially offset by an increase in payment of bank notes.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through the public offering that we conducted in April 2010 will be sufficient to fund our current capital needs. We expect that our primary sources of funding for our operations for this year will result from our recently completed public offering, our continued use of bank loans and bank notes and cash flow from operations to fund our operations during this year. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

 We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2009. We discuss our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K as of and for the year ended December 31, 2009. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2009 with the SEC on March 24, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than those discussed below.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2010 due to the deficiencies described below.

These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.  Deficiencies in our controls and procedures have led to restatements of our financial statements, as follows:

●
In February 2010, we discovered that our financial statements for the three months ended September 30, 2009 should not be relied upon due to an error in the accounting record of selling expenses, resulting in an overstatement of our selling expenses for the period. We also noted that our financial statements for the three and nine months ended September 30, 2009, should not be relied upon due to an error in the accounting treatment of unrecorded liabilities, resulting in an understatement of our liabilities and cost and expenses for the periods in the amount of approximately $870,000 related to our non-payment of contributions to PRC housing provident funds for our employees as required under PRC regulations.

●
In December 2008, Kempisty informed us that our financial statements for the years ended 2007, 2006 and 2005, the six months ended June 30, 2008 and 2007, and the nine months ended September 30, 2008 and 2007, contained an error in the accounting treatment for “Due from related parties,” whereby a misclassification of “Due from related parties” resulted in an overstatement of our assets and shareholders’ equity for those periods. We misclassified “Due from related parties” by recording related party receivables as an asset instead of as a deduction from stockholders’ equity for the periods referenced above.

●
In October 2008, our independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty”), informed us that our financial statements for the years ended 2007, 2006 and 2005 and the quarter ended June 30, 2008 and 2007 contained an error in the accounting treatment of imputed interest on due to shareholders loan, resulting in an understatement of our expenses for those periods.  We did not account for the addition of imputed interest in our financial statements at the time of issuance.

We have taken steps to improve our controls and procedures by engaging (i) Protiviti, a third party consulting firm with experience in implementing preventative measures and controls and procedures, (ii) two consultants in U.S. to help us meet the public reporting requirements, and (iii) a financial consultant with experience in public company reporting and advising China-based companies listed in the United States. Under the direction of Protiviti, our company has set up quarterly training seminars to department heads to ensure that they fully understand our internal controls and procedures and to follow these procedures at work. In 2010, we renewed our contract with Protiviti to help us further improve our internal controls and procedures to comply with SEC regulations. Furthermore, in January 2009, we appointed a new independent director and Chairman of our Audit, Compensation, and Nominating Committees, Charles Mo. In January 2009, we also hired a new Interim Chief Financial Officer and Corporate Secretary, Simon Zhang, who has experience with financial reporting under U.S. GAAP.  In April 2010, we appointed a new director to our board, Dr. Arthur B. Laffer, who will serve as a member of the Company’s Audit Committee, Compensation Committee and Nominating Committee.

In addition to the foregoing, we are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. As stated above, we have engaged third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information.  Management plans to enlist additional qualified in-house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We have signed extended engagement with Protiviti to further help us in 2010 on internal controls according to SEC regulations. The program with Protiviti will complete in third quarter of this year. We believe that the remedial steps that we have taken and plan to take will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We also plan to work with the outside consultants we have engaged in assessing and improving our internal controls and procedures when necessary.

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our annual report on Form 10-K as filed with the SEC on March 24, 2010.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Document
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

NIVS IntelliMedia Technology Group, Inc.

Dated: May 10, 2010	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer