Form 10-Q
period 2010-06-30
NIVS IntelliMedia Technology Group, Inc.
filed 2010-08-11
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 47,970,179 as of August 9, 2010.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,109,270	$5,916,224
Trade receivables, net	41,809,772	33,228,955
Inventories, net	23,061,799	9,626,048
Prepaid expenses, deposit and other receivables	139,148	8,641,448
VAT refundable	1,939,157	869,202
Restricted cash	2,241,033	4,840,137
Total current assets	94,300,179	63,122,014
Property, equipment and construction in progress, net	73,902,654	58,409,374
Advances to suppliers	15,555,000	16,649,904
Intangible assets, net	14,615,809	2,295,244
Total Assets	$198,373,642	$140,476,536

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$16,675,196	$3,932,115
Accrued liabilities and other payable	1,368,921	1,485,577
Wages payable	965,159	801,972
Corporate tax payable	743,561	1,372,117
Various taxes payable	8,339	494,678
Customer deposits	258,448	-
Short-term loans	55,960,095	43,987,358
Bank notes payable	7,163,441	7,712,609
Total current liabilities	83,143,160	59,786,426
Total Liabilities	83,143,160	59,786,426

Shareholders' Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 47,970,179 and 40,675,347 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4,797	4,068
Additional paid-in capital	43,875,642	21,717,239
Accumulated other comprehensive income	4,118,206	3,979,941
Statutory reserve fund	5,722,107	5,722,107
Retained earnings (unrestricted)	59,414,506	47,497,211
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	113,135,258	78,920,566
Noncontrolling interest	2,095,224	1,769,544
Total Shareholders' Equity	115,230,482	80,690,110
Total Liabilities and Shareholders' Equity	$198,373,642	$140,476,536

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Income
(In US Dollars)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$77,602,309	$40,859,722	$151,709,981	$70,116,450
Other Revenues	61,242	61,377	122,463	152,449
Cost of Goods Sold	(61,512,350)	(31,173,544)	(122,460,063)	(54,270,324)
Gross Profit	16,151,201	9,747,555	29,372,381	15,998,575

Selling Expenses	1,917,136	2,126,889	3,518,877	3,268,112

General and administrative
Amortization	818,107	18,348	1,629,327	35,793
Depreciation	89,178	83,054	176,039	164,324
Other general and administrative	2,204,155	822,075	3,423,794	1,964,990
x Total general and administravive	3,111,440	923,477	5,229,160	2,165,107
Research and development	2,255,131	762,940	4,918,365	1,335,475
Total operating expenses	7,283,707	3,813,306	13,666,402	6,768,694
Income from operations	8,867,494	5,934,249	15,705,979	9,229,881

Other income (expenses)
Interest expense	(437,797)	(324,162)	(830,741)	(886,225)
Sundry in233come (expense), net	(194,266)	66,928	(75,603)	76,909
Total other income (expenses)	(632,063)	(257,234)	(906,344)	(809,316)

Income before noncontrolling interest and income taxes	8,235,431	5,677,015	14,799,635	8,420,565
Income taxes	(1,434,178)	(961,914)	(2,560,523)	(1,275,869)
Net income	6,801,253	4,715,101	12,239,112	7,144,696

Net income attributable to the noncontrolling interest	(186,082)	(119,616)	(321,817)	(180,744)

Net income attributable NIVS IntelliMedia Technology Group, Inc.	$6,615,171	$4,595,485	$11,917,295	$6,963,952

Basic earnings per share - net income attributable to NIVS's common shareholders	$0.14	$0.11	$0.27	$0.18

Weighed-average shares outstanding, Basic	46,186,998	40,648,149	43,431,172	39,028,629

Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.14	$0.11	$0.27	$0.18

Weighed-average shares outstanding, Diluted	46,186,998	40,648,149	43,431,172	39,028,629

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In US Dollars)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$6,801,253	$4,715,101	$12,239,112	$7,144,696

Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	129,923	4,956	142,128	(94,551)
Comprehensive income	6,931,176	4,720,057	12,381,240	7,050,145

Comprehensive income attributable to the noncontrolling interest	(184,901)	187	(325,680)	(2,364)

Comprehensive income attributable to NIVS's common shareholders	$6,746,275	$4,720,244	$12,055,560	$7,047,781

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities

Net income	$12,239,112	$7,144,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,461,705	2,896,131
Amortization expense	1,629,327	35,793
Changes in operating assets and liabilities:
Accounts receivable	(5,866,406)	(2,718,868)
Advances to suppliers	1,252,115	2,217,681
Prepaid expenses and deposits	32,294	54,435
Inventories, net	(10,584,584)	(9,314,448)
VAT refundable	(1,068,857)	965,270
Accounts payable, accrued liabilities and customer deposits	2,889,487	(477,025)
Various taxes payable	(487,530)	1,391,928
Wages payable	18,732	(257,633)
Corporate tax payable	(630,289)	1,272,528
Net cash provided by (used in) operating activities	2,885,106	3,210,488

Cash Flows From Investing Activities
Restricted cash	2,605,218	(2,922,126)
Cash paid for Dongri Acquisition	(4,969,525)	-
Purchases of property, plant and equipment	(12,870,501)	(3,270,839)
Payments made for construction in progress	(1,785,119)	-
Purchases of intangible assets	(82,887)	(16,973)
Net cash used in investing activities	(17,102,814)	(6,209,938)

Cash Flows From Financing Activities
Net borrowing from bank loans payable	11,824,500	1,967,923
Net borrowing (repayment) in bank notes payable	(558,910)	(363,124)
Net proceeds of share issuances	22,159,132	1,212,374
Net cash provided by (used in) financing activities	33,424,722	2,817,173
Effect of exchange rate changes on cash	(13,968)	2,411
Net increase in cash and cash equivalents	19,193,046	(179,866)

Cash and cash equivalents, beginning of period	5,916,224	461,504
Cash and cash equivalents, end of period	$25,109,270	$281,638

Supplemental disclosure information::
Interest expense paid	$829,708	$886,225
Income taxes paid	$3,188,402	$1,275,869

Non-cash investing and financing activities:
Conversion of Li debt to common stock	$-	$(7,841,726)
Issuance of shares for cashless warrants exercise	$-	$94

The accompanying notes are an integral part of these consolidated financial statements.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

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

On February 4, 2010, the Company, through NIVS BVI, established a new subsidiary of Hong Kong East Best Industrial Limited (“East Best HK”). As at June 30, 2010, East Best HK had issued 10,000 capital shares authorized with HKD1.00 par value and 10,000 shares issued and outstanding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and six-months periods ended June 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

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

      e.     Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.81720	6.84088
Six months ended June 30, 2010	6.80860	6.83474
Six months ended June 30, 2009	6.82476	6.82269

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.75477	7.75218
Six months ended June 30, 2010	7.78470	7.77167
Six months ended June 30, 2009	7.74954	7.75254

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
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

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

NOTE 3 – PURCHASE OF DONGRI

On January 22, 2010, the Company, through NIVS BVI, acquired 100% of the equity interest of Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer located in the Huizhou Zhongkai Hi-tech Zone area.  The aggregate purchase price that the Company agreed to pay is up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets.  If Dongri's after-tax income for the first half of 2010 exceeds approximately $1.91 million, then an additional $3 million will be paid to the former shareholder of Dongri. If Dongri's after-tax income is between $955,000 and $1.91 million, then a pro-rata amount will be payable, and no percentage of the $3 million will be paid if the after-tax income is less than approximately $955,000.  For the third quarter of 2010, if Dongri's after-tax income exceeds approximately $1.03 million, then an additional $3 million will be paid to the former Dongri shareholder. If Dongri's after-tax income is between approximately $514,000 and $1.03 million, then a pro-rata amount will be paid, and no amount will be paid if the after-tax income is less than $514,000.  Similarly, for the fourth quarter of 2010, the Company will pay Dongri an additional $4 million if Dongri’s after-tax income exceeds $1.18 million, and a pro rata portion if it falls between approximately $590,000 and $1.18 million.  No amount will be paid for the fourth quarter if Dongri's after-tax income is less than $590,000. As of June 30, 2010, the Company has paid a total of $13.6 million. The Company assessed the contingent consideration based on ASC805 and concluded that the liability to be $9,350,777. For the first half of 2010, Dongri's after-tax income exceeded $1.91 million. There was no change to the Company's original assessment of contingent consideration payable.

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
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

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

For the six month ended June 30, 2009:

Pro Forma (unaudited):
Revenue	$79,759,373
Net income	$6,570,709
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$6,389,965
Basic and diluted earnings per share	$0.16

NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30,	December 31,
	2010	2009
Land use rights	$2,740,043	$2,757,728
Computer software use rights	87,712	4,824
Trade mark	62,646	61,052
Import and export rights	71,214	-
ISO9001: 2008	498,497
Sales orders, contracts and customer relations	11,053,334
Employment contracts and human resources	427,284
Income tax holiday preferential rights	1,851,562
Accumulated amortization	(2,176,483)	(528,360)
Intangible assets, net	$14,615,809	$2,295,244

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

The amortization expenses for six months ended June 30, 2010 and 2009, respectively, as follows:

	June 30,	June 30,
	2010	2009
General and administrative expense	$1,629,327	$35,793

NOTE 5 - SHORT TERM LOANS

Short term loans consist of the following:

	June 30,	December 31,
	2010	2009
Construction Bank	$19,277,749	$18,983,613
Defutai Bank	2,493,501	2,503,667
Nanyang Bank	7,441,923	5,594,085
Minsheng Bank	13,481,346	4,994,944
Shenzhen Development Bank	8,859,384	7,510,415
Shanghai Pufa Bank	4,406,192	4,400,634
	$55,960,095	$43,987,358

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 3.27%~5.84% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, equipment, building and land-use rights.

The annual interest rates are shown as follows:

	June 30,	December 31
	2010	2009
Construction Bank	3.58%	3.58%
Defutai Bank	4.83%	4.83%
Nanyang Bank	3.27%	3.27%
Minsheng Bank	3.93%	3.93%
Shenzhen Development Bank	5.35%	5.35%
Shanghai Pufa Bank	5.84%	5.84%

NOTE 6 - RESTRICTED CASH AND BANK NOTES PAYABLE

Bank notes payable consist of the following:

	June 30,	December 31,
	2010	2009
Shanghai Pufa Bank	$123,373	$3,162,354
Shenzhen Development Bank	4,462,004	733,439
Construction Bank	2,578,064	3,816,816
	$7,163,441	$7,712,609

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

The bank notes have no interest bearing. Additionally, the banks charge 0.05 percent fee on the amounts borrowed by the Company.

The terms of the bank notes payable and some short term require the Company to maintain a deposit at the bank to secure the notes as follows:

	June 30,	December 31,
	2010	2009
Construction Bank,	$706,363	$964,609
Nanyang Bank	201,766	203,436
Defutai Bank	501,696	501,063
China Minsheng Bank	707,835	8,675
Shanghai Pufa Bank	123,373	3,162,354
	$2,241,033	$4,840,137

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

The Company’s subsidiary, Dongri, as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Dongri had applied for foreign investment enterprise title, and the application had been approved by the local government.  Dongri had a tax holiday of 2 years 100% exemption starting from the first profitable year 2008, and followed by 3 years of 50% tax deduction.

The provision for taxes on earnings consisted of:

	June 30,	June 30,
	2010	2009
PRC Enterprises Income Taxes	$2,560,523	$1,275,869
United States Federal Income Taxes	-	-
Total	$2,560,523	$1,275,869

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	June 30,	June 30,
	2010	2009
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-11.3%	-10.0%
Permanent differences related to R&D expen and other	3.6%	0.2%
Provision for income tax	17.3%	15.2%

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

NOTE 8 - REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The revenue information and geographic information for revenue is as follows:

		For the Six Months Ended
		June 30,	June 30,
		2010	2009
Standard audio and video equipment:	China	$12,133,907	$18,303,590
	Europe	3,241,821	7,129,815
	North America	647,192	1,052,949
	Other Asian Countries	9,453,816	11,011,889
	South America	1,506,305	1,142,349
	Other Countries	555,350	1,078,487
Intelligent audio and video equipment	China	20,916,227	10,184,611
	Europe	4,236,487	4,069,275
	North America	2,689,944	641,052
	Other Asian Countries	11,154,470	8,468,199
	South America	2,721,567	1,242,768
	Other Countries	2,096,015	1,346,332
Other audio and video equipment	China	14,782,023	3,317,320
	Europe	2,178,135	333,039
	North America	3,240,178	-
	Other Asian Countries	9,523,878	794,775
	Other Countries	1,070,102	-
Mobile phones	China	20,268,311	-
	China - Hong Kong	29,294,253	-
Total		$151,709,981	70,116,450

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements and disclosures
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

NOTE 9 - COMMON STOCK WARRANTS

As of June 30, 2010 and December 31, 2009, there were 273,844 and 55,000 warrants outstanding with weighted average exercise prices of $4.13 and $4.20 per share, respectively. 218,844 new warrants were issued with the public offering in April, 2010  at an exercise price of $4.11 per share. The warrant has 5 year term and is not exercisable until at least one year from the date of issuance. Fair value of $565,568 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued include (1) discount rate of 2.54%, (2) warrant life is the contractual term of 5 years, (3) expected volatility of 117% and (4) zero expected dividends.

No warrants were cancelled or exercised during the six months ended June 30, 2010.

NOTE 10 - EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method. Diluted earnings per share for the three and six months ended June 30, 2009 and 2010 excludes the impact of warrants and stock options issued as they were antidillutive.

NOTE 11 – PUBLIC OFFERING

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

NOTE 12 – OMNIBUS INCENTIVE PAN

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 3.83% based upon United States Treasury yields in effect at the time of the grant. (2) expected term of 6 years based upon simplified calculations due to the limited period of time NIVS’ equity shares have been publicly traded (3) expected volatility of 117% and (4) zero expected dividends. The calculated fair value of the grant was $2.54 per share. No stock options were exercised during the six months ended June 30, 2010.

14

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

A small number of customers account for a very significant percentage of our revenue. For the six months ended June 30, 2010, we had five customers that each accounted for at least 5% of the revenues that we generated. These five customers accounted for a total of approximately 59.8% of our revenue for that period.  During the six months ended June 30, 2009, we had three customers that accounted for more than 10% of our sales.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

15

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

In addition, we have shifted our focus from one product to another product that we believe will increase our profitability. During the first six months of 2010, our sales revenue for new intelligent audio and video equipment was approximately $44.0 million, which represented an increase of approximately 69.9% compared to revenue of $25.9 million from the sale of intelligent audio and video equipment during the first six months of 2009. The increase in revenue for new intelligent audio and video equipment resulted from an increase in sales volume. We believe the increase in sales revenue and volume is a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

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

In the past, we have relied more heavily on sales to original equipment manufacturers (OEMs) for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 44.7% of our revenues for the six months ended June 30, 2010, as compared to 54.2% for the six months ended June 30, 2009, and sales of products with our own brand accounted for approximately 55.3% of our revenues for the six months ended June 30, 2010, as compared to  45.8%  for the six months ended June 30, 2009.

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

If Dongri's after-tax income for the first half of 2010 exceeds approximately $1.91 million, then an additional $3 million will be paid to the former shareholder of Dongri. If Dongri's after-tax income is between $955,000 and $1.91 million, then a pro-rata amount will be payable, and no percentage of the $3 million will be paid if the after-tax income is less than approximately $955,000. For the first half of 2010, Dongri's after-tax income exceeded $1.91 million. According to the agreement, we paid $3 million to the former shareholder.

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

Results of Operations

The following table sets forth information from our statements of operations for the three and six months ended June 30, 2010 and 2009 (unaudited) in dollars and as a percentage of revenue:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2010		2009		2010		2009
	(in dollars)	(% of revenue)	(in dollars)	(% of revenue)	(in dollars)	(% of revenue)	(in dollars)	(% of revenue)
	(all amounts are in thousands except percentages)

Revenues	77,602	99.9%	40,860	99.9%	151,710	99.9%	70,116	99.8%
Other Revenues	61	0.1%	61	0.1%	122	0.1%	152	0.2%
Cost of Goods Sold	(61,512)	-79.2%	(31,174)	-76.2%	(122,460)	-80.7%	(54,270)	-77.2%
Gross Profit	16,151	20.8%	9,747	23.8%	29,372	19.3%	15,998	22.8%

Selling Expenses	1,918	2.5%	2,127	5.2%	3,519	2.3%	3,268	4.7%

General and administrative
Amortization	818	1.1%	18	0.0%	1,629	1.1%	36	0.1%
Depreciation	89	0.1%	83	0.2%	176	0.1%	164	0.2%
Other general and administrative	2,204	2.8%	822	2.0%	3,424	2.3%	1,965	2.8%
Total general and administrative	3,111	4.0%	923	2.2%	5,229	3.5%	2,165	3.1%
Research and development	2,255	2.9%	763	1.9%	4,918	3.2%	1,335	1.9%
Total operating expenses	7,284	9.4%	3,813	9.3%	13,666	9.0%	6,768	9.7%
Income from operations	8,867	11.4%	5,934	14.5%	15,706	10.3%	9,230	13.1%

Other income (expenses)
Interest expense	(438)	-0.6%	(324)	-0.8%	(831)	-0.5%	(886)	-1.3%
Sundry income (expense), net	(194)	-0.2%	67	0.2%	(75)	0.0%	77	0.1%
Total other income (expenses)	(632)	-0.8%	(257)	-0.6%	(906)	-0.5%	(809)	-1.2%

Income before noncontrolling interest and income taxes	8,235	10.6%	5,677	13.9%	14,800	9.7%	8,421	12.0%
Income taxes	(1,434)	-1.8%	(962)	-2.4%	(2,561)	-1.7%	(1,276)	-1.8%
Noncontrolling interest	(186)	-0.2%	(120)	-0.3%	(322)	-0.2%	(181)	-0.3%

Net income	6,615	8.6%	4,595	11.2%	11,917	7.8%	6,964	9.9%

Three months ended June 30, 2010 and 2009

Revenues, which consist of sales of our products, were $77.6 million for the three months ended June 30, 2010, an increase of $36.7 million, or 87.7%, compared to $40.9 million for the same period in 2009. The increase in revenue was attributed mainly to the launch of our mobile phone business. The increase of revenue was also due to the increased demand for and sales of intelligent audio and video products, which we believe is a result of our market expansion efforts.  For the three months ended June 30, 2010, our sales revenue for new business, mobile phone, was $28.4 million.  Sales revenue for our intelligent audio and video equipment increased to $18.8 million, an increase of $14.2 million or 617.4% compared to $2.3 million for the same period in 2009.  Our sales revenue for standard audio equipment decreased to $6.4 million, a decrease of $29.7 million or 82.3% compared to $36.1 million for the same period in 2009. Sales revenue for the other products including LCD televisions and electronic consumer products increased to $23.9 million, an increase of $21.7 million or 943.5% compared to $2.3 million for the same period in 2009.

For the three months ended June 30, 2010, our sales volume for mobile phone products was approximately 2.1 million pieces.  Our sales volume for intelligent audio and video equipment increased by 70.6% to 168,036 million pieces as compared to 98,510 pieces for the same period in 2009.  Our sales volume for standard audio equipment decreased by 67.9% to 1.0 million pieces as compared to 3.1 million pieces for the same period in 2009. The decrease was due to product upgrades as we upgraded most of our standard audio equipment to intelligent audio equipment. For the three months ended June 30, 2010, our sales volume for the other products including LCD televisions and electronic consumer products increased by 5.8% to 1.4 million pieces as compared to 1.3 million pieces for the same period in 2009. We believe the increases in sales revenue and volume of mobile phone products and intelligent audio and video products are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales, which include raw material, labor and manufacturing overhead, were $61.5 million for the three months ended June 30, 2010, an increase of $30.3 million, or 97.1%, compared to $31.2 million for the same period in 2009. The increase was primarily a result of the increase in sales and was consistent with the increase in our net revenue. As a percentage of total revenue, cost of sales for the three months ended June 30, 2010 and 2009 was 79.2% and 76.2%, respectively.

Gross profit for the three months ended June 30, 2010 was $16.2 million, or 20.8% of revenues, compared to $9.7 million, or 23.8% of revenues, for the comparable period in 2009. The decrease in our gross profit margin for the three months ended June 30, 2010 was primarily due to the increase of mobile phone sales which had a lower gross margin and were 36.7% of our total sales. Management believes the gross margin of mobile phone may improve after we work to improve the efficiency of our new production lines. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $1.9  million for the three months ended June 30, 2010 a decrease of $0.2  million, or  9.5%, compared to $2.1 million for the same period in 2009. The decrease in selling expenses was primarily attributable to the budget reduction for the CCTV advertisement.

Research and development expenses were approximately $2.3 million for the three months ended June 30, 2010, an increase of approximately $1.5 million, or 187.5%, compared to $0.8 million for the same period in 2009. The increase was caused by an increase in new product research and development and the upgrading of old products to meet the market need. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to improve and expand our manufacturing capabilities.

General and administrative expenses, which include amortization, depreciation, professional fees, office expenses, salary and wages, utilities, and other expenses, were $3.1million for the three months ended June 30, 2010, an increase of $2.2  million, or 244.4%, compared to $0.9 million for the same period in 2009. A substantial portion of the increase for the three months ended June 30, 2010 was due to the increase in the financing cost of secondary offering closed in April, 2010, and  amortization expense caused by the increase of intangible assets after acquisition of Dongri in January 2010. We expect our general and administrative expenses to increase as a result of business expansion and professional fees incurred as a result of being a public reporting company in the United States.

Interest expenses were $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The increase was due to the increase in the bank loans during the three months ended June 30, 2010.

Income tax provisions for the three months ended June 30, 2010 were approximately $1.4 million, as compared to approximately $1.0 million for the three months ended June 30, 2009. The increase is mainly due to an increase in the taxable income for the three months ended June 30, 2010. As a high-tech enterprise, NIVS PRC’s effective income tax rates for the three months ended June 30, 2010 and June 30, 2009 were 15%. Dongri, as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Dongri had applied for foreign investment Enterprise title, and the application had been approved by the local government.  Dongri had a tax holiday of 2 years 100% exemption starting from the first profitable year 2009, and followed by 3 years of 50% tax deduction.  Dongri’s effective income tax rates for the three months ended June 30, 2010 and June 30, 2009 were 12.5% and 0%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected as a result of the new EIT Law.

Net income was $6.6 million for the three months ended June 30, 2010, an increase of $2.0 million, or 43.5%, compared to $4.6 million for the same period in 2009.

Six months ended June 30, 2010 and 2009

Revenues were $151.7 million for the six months ended June 30, 2010, an increase of $ 81.6   million, or 116.4%, compared to $70.1 million for the same period in 2009. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of our market expansion efforts. The increase of revenue was also due to the new sales of mobile phone.  For the six months ended June 30, 2010, our sales revenue for standard audio equipment decreased to $27.5 million, decrease of $12.1 million, or 30.5% compared to $39.6 million for the same period in 2009. Sales revenue for our intelligent audio and video equipment increased to $43.8 million, an increase of $17.9 million, or 69.1% compared to $25.9 million for the same period in 2009. Sales revenue for our other products, including LCD TV and portable electronic products, increased to $30.8   million, an increase of 600.0% compared to $4.4 million for the same period in 2009. For the six months ended June 30, 2010, our sales volume for standard audio equipment decreased by 43.1% to 2.0 million pieces as compared to 3.5 million pieces for the same period in 2009. The decrease was due to product upgrades. Our sales volume for intelligent audio and video equipment increased by 68.2% to 2.0 million pieces as compared to 1.2 million pieces for the same period in 2009. For the six months ended June 30, 2010, our sales volume for our other products, including LCD TV and portable electronic products decreased by 6.5% to 2.9 million pieces as compared to 3.1 million pieces for the same period in 2009. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels.

Cost of sales were $122.5 million for the six months ended June 30, 2010, an increase of $68.2 million, or 125.6%, compared to $54.3 for the same period in 2009. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of net revenue, cost of sales for the six months ended June 30, 2010 and 2009 was 80.7% and 77.2%, respectively.

Gross profit for the six months ended June 30, 2010 was $29.4 million, or 19.3% of revenues, compared to $16.0 million, or 22.8% of revenues, for the comparable period in 2009. Gross profit margins are a factor of cost of sales, product mix and product demand. The decrease in gross margin is primarily due to the increase of mobile phone sales which had lower gross margin and were 32.7% of our total sales. Management believes the gross margin of mobile phone may improve after we work to improve the efficiency of our new production lines.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $3.5 million for the six months ended June 30, 2010, an increase of $ 0.2 million, or 6.1%, compared to $3.3 million for the same period in 2009. The increase was primarily due to an increase in television advertising on CCTV and marketing activities.

Research and development expenses were approximately $4.9 million for the six months ended June 30, 20010, an increase of approximately $3.6  million, or 276.9%, compared to $1.3 million for the same period in 2009. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to increase our research and development efforts and to enable us to manufacture wider lines of products.

General and administrative expenses were $5.2 million for the six months ended June 30, 2010, an increase of $3.0 million, or 136.4%, compared to $2.2 million for the same period in 2009. A substantial portion of the increase for the six months ended June 30, 2010 was due to the increase in financing cost and amortization expense of intangible assets after recorded as a result of the acquisition of Dongri in January 2010. We expect our general and administrative expenses to increase as a result of business expansion and professional fees incurred as a result of being a publicly reporting company in the United States.

Interest expenses were $0.8 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively.

Income tax provisions for the six months ended June 30, 2010 were approximately $2.6 million, compared to approximately $1.3 million for the six months ended June 30, 2009. The increase was primarily due to an increase in the taxable income for the six months ended June 30, 2010.

Net income was $11.9 million for the six months ended June 30, 2010, an increase of $4.9 million, or 70.0%, compared to $7.0 million for the same period in 2009.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $25.1 million as of June 30, 2010, as compared to $5.9 million as of December 31, 2009. In addition, we also had approximately $2.2 million in restricted cash as of June 30, 2010, as compared to $4.8 million as of December 31, 2009. Our restricted cash is held as a security deposit for our recurring, short-term bank notes and short-term loans. Our funds are kept in financial institutions located in China, and banks and other financial institutions in the PRC do not provide insurance for funds held on deposit, and in the event of a bank failure, we may not have access to our funds on deposit.  In addition, we are subject to the regulations of the PRC, which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations that have been incurred outside the PRC.

We had working capital of approximately $10.2 million as of June 30, 2010 and working capital of $3.3 million as of December 31, 2009. The increase of working capital was largely caused by the increase in cash and trade receivable which was partially offset by the increase of short-term loan.

Our accounts receivable has been a decreasingly significant portion of our current assets, representing $41.8 million, and $33.2 million, or 44.3% and 52.6% of current assets, at June 30, 2010 and December 31, 2009, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We did not have bad debt expense in the first six months or 2010 and for the same period in 2009.

As of June 30, 2010, inventories amounted to $23.1 million, compared to $9.6 million at December 31, 2009. We have experienced increased sales volume and we have also launched promotion campaign in domestic market in the first six months of 2010; as a result, we need to maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign. We expect to experience an increase in our inventory levels going forward, including both of raw material and finished goods. We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $63.1 million and $51.7 million as of June 30, 2010 and December 31, 2009, respectively. These loans carry annual interest rates of approximately 1.6% to 7.2% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, equipment, receivables and land use rights. In China it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $153,296 and $121,885 for the six months ended June 30, 2010 and 2009, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions for Huizhou City must be at least 5% of each employee’s average monthly income in the previous year. The Company has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately $870,000. Under local regulations on collection of housing provident funds in Huizhou City where the Company’s subsidiary, NIVS PRC, is located, the local housing authority may require the Company to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If the Company fails to do so within the specified time period, the local housing authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement. The Company’s employees may also be entitled to claim payment of such funds individually. If the Company receives any notice from the local housing authority or any claim from our current and former employees regarding the Company’s non-compliance with the regulations, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties imposed, which would require the Company to divert its financial resources and/or impact its cash reserves, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results. As of June 30, 2010, the Company has not received any notice from the local housing authority or any claim from our current and former employees.

In October 2009, we commenced construction on Phase II of our factory in Huizhou (Phase II), which will include a new manufacturing facility and dormitory. Phase II's manufacturing facility, adjacent to Phase I, will span approximately 36,000 square meters and will be dedicated to designing and making super thin LEDTVs, HD LCDTVs and 3G cell phones under the NIVS brand name and intended for distribution in China's domestic market. The expected production capacity will be 2 million TV sets and 1.5 million phones per year. Construction is estimated to be completed during the third quarter of 2010, and the manufacturing facility is expected to be operational later that same quarter.  Total budget of the construction is RMB 53,500,000 ($7,857,709).

In January 2010, we acquired Dongri, a mobile phone product manufacturer, for a purchase price of up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets for the first half of 2010, the third quarter of 2010, and the fourth quarter of 2010.  We are required to make additional payments owed to the seller of Dongri, if the targets are met, no later than the 30 days after the filing of our quarterly or annual report, as applicable, with the SEC for the respective period. Dongri met the target for the first half of 2010. We paid the money agreed in the acquisition contract.

In January 2010, we entered into a purchase agreement with Kuanda (Xiamen) Communications Co., Ltd and China PTAC Communications Services, on behalf of China Telecom, for the purchase by China Telecom of our two 3G mobile phone products.  The purchase agreement is contingent on delivery of the 3G mobile phones representing the aggregate order by June 30, 2010. We delivered all the products in the first half of 2010.

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

Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2010, compared to net cash provided by operating activities of $3.2 million for the six months ended June 30, 2009.  The decrease in net cash provided in operating activities was primarily due to an increase in cash used in inventory and trade receivables, which primarily resulted from an increase in our sales from $151.7 million for the six months ended June 30, 2010 compared to $70.1 million for the same period in 2009 in response to demand of our products. Our decrease in net cash provided by operating activities for the six months ended June 30, 2010 was partially offset by a decrease in cash used in account payable and advance to suppliers.

Investing activity during the six months ended June 30, 2010 and 2009 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $17.1 million for the six months ended June 30, 2010, compared to net cash used in investing activities of $6.2 million for the six months ended June 30, 2009. The increase in net cash used in investing activities was primarily due to the acquisition of Dongri, construction on Phase II and purchase of production equipment and partially offset by decrease in the restricted cash. In June 2008, we entered into an agreement for the purchase of production equipment and a new plant renovation at a contracted price of RMB 36,117,340 (USD $5,304,665).  The plant renovation and the equipment installation were completed in the end of 2009. As of June 30, 2010, we had paid $13.5 million for the acquisition of Dongri. For the first half of 2010, we had paid $14.7 million for the purchase of production equipment and construction on Phase II of the factory.

Net cash provided by financing activities amounted to $33.4 million for the six months ended June 30, 2010, compared to net cash provided by financing activities of $2.8 million for the six months ended June 30, 2009.  The increase in cash provided was primarily a result of our secondary offering closed in April, 2010 and an increase in bank loans, partially offset by an increase in payment of bank notes.

Based upon our present plans, we believe that cash on hand, cash flow from operations and funds available to us through the public offering that we conducted in April 2010 will be sufficient to fund our current capital needs. We expect that our primary sources of funding for our operations for this year will be from our recently completed public offering, our continued use of bank loans and bank notes and cash flow from operations. However, our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2010 due to the deficiencies described below.

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

Deficiencies in our controls and procedures have led to restatements of our financial statements.  In February 2010, we discovered that our financial statements for the three months ended September 30, 2009 should not be relied upon due to an error in the accounting record of selling expenses, resulting in an overstatement of our selling expenses for the period. We also noted that our financial statements for the three and nine months ended September 30, 2009, should not be relied upon due to an error in the accounting treatment of unrecorded liabilities, resulting in an understatement of our liabilities and cost and expenses for the periods in the amount of approximately $870,000 related to our non-payment of contributions to PRC housing provident funds for our employees as required under PRC regulations.  In October and December 2008, our company also conducted restatements due to accounting errors.

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

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the first half of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

NIVS IntelliMedia Technology Group, Inc.

Dated: August 9, 2010	/s/	Tianfu Li
	By:	Tianfu Li
	Its:	Chairman of the Board and Chief Executive Officer