Form 10-Q
period 2010-09-30
NIVS IntelliMedia Technology Group, Inc.
filed 2010-11-04
CIK 1403795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34262

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8057809
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

NIVS Industry Park
No. 29-31 Shuikou Road
Huizhou, Guangdong 516006
People’s Republic of China
(Address of principal executive offices, Zip Code)

86-752-3125862
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	47,970,179

NIVS IntelliMedia Technology Group, Inc.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2010

TABLE OF CONTENTS

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In US Dollars)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,816,131	$5,916,224
Trade receivables, net	49,988,632	33,228,955
Inventories, net	24,034,231	9,626,048
Prepaid expenses, deposit and other receivables	516,183	8,641,448
VAT refundable	2,082,245	869,202
Restricted cash	2,154,559	4,840,137
Total current assets	102,591,981	63,122,014
Property, equipment and construction in progress, net	81,637,440	58,409,374
Advances to suppliers	17,450,870	16,649,904
Intangible assets, net	14,071,346	2,295,244
Total Assets	$215,751,637	$140,476,536

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$15,970,319	$3,932,115
Accrued liabilities and other payable	1,383,058	1,485,577
Wages payable	1,099,759	801,972
Corporate tax payable	1,642,436	1,372,117
Various taxes payable	27,726	494,678
Customer deposits	234,278	-
Short-term loans	59,297,509	43,987,358
Bank notes payable	10,324,804	7,712,609
Total current liabilities	89,979,889	59,786,426
Total Liabilities	89,979,889	59,786,426

Shareholders' Equity
NIVS IntelliMedia Technology Group, Inc.'s shareholders' equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 47,970,179 and 40,675,347 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4,797	4,068
Additional paid-in capital	45,848,525	21,717,239
Accumulated other comprehensive income	6,490,313	3,979,941
Statutory reserve fund	5,722,107	5,722,107
Retained earnings (unrestricted)	65,374,454	47,497,211
Total NIVS IntelliMedia Technology Group, Inc. Shareholders' Equity	123,440,196	78,920,566
Noncontrolling interest	2,331,552	1,769,544
Total Shareholders' Equity	125,771,748	80,690,110
Total Liabilities & Shareholders' Equity	$215,751,637	$140,476,536

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Income
(In US Dollars)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$84,400,427	$52,384,695	$236,110,408	$122,501,145
Other Revenues	76,004	473,123	198,467	625,572
Cost of Goods Sold	(67,129,754)	(40,956,192)	(189,589,817)	(95,226,516)
Gross Profit	17,346,677	11,901,626	46,719,058	27,900,201

Selling Expenses	2,161,817	2,327,577	5,680,694	5,595,689

General and administrative
Amortization	831,625	24,270	2,460,952	60,063
Depreciation	86,005	83,903	262,044	248,227
Stock-based compensation	1,972,883	-	1,972,883	-
Other general and administrative	1,443,414	1,154,369	4,867,208	3,119,359
Total general and administravive	4,333,927	1,262,542	9,563,087	3,427,649
Research and development	2,702,743	1,122,003	7,621,108	2,457,478
Total operating expenses	9,198,487	4,712,122	22,864,889	11,480,816
Income from operations	8,148,190	7,189,504	23,854,169	16,419,385

Other income (expenses)
Interest expense	(575,962)	(404,081)	(1,406,703)	(1,290,306)
Sundry income (expense), net	121,311	(66,928)	45,708	9,981
Total other income (expenses)	(454,651)	(471,009)	(1,360,995)	(1,280,325)

Income before noncontrolling interest and income taxes	7,693,539	6,718,495	22,493,174	15,139,060
Income taxes	(1,541,039)	(1,033,814)	(4,101,562)	(2,309,683)
Net income	6,152,500	5,684,681	18,391,612	12,829,377

Net income attributable to the noncontrolling interest	(192,552)	(146,805)	(514,369)	(327,549)

Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$5,959,948	$5,537,876	$17,877,243	$12,501,828

Basic earnings per share - net income attributable to NIVS's common shareholders	$0.12	$0.14	$0.40	$0.32

Weighed-average shares outstanding, Basic	47,970,179	40,675,347	44,977,427	39,505,543

Diluted earnings per share - net income attributable to NIVS's common shareholders	$0.12	$0.14	$0.40	$0.31

Weighed-average shares outstanding, Diluted	47,992,149	40,675,347	45,221,644	39,862,552

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In US Dollars)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$6,152,500	$5,684,681	$18,391,612	$12,829,377

Other comprehensive income, net of tax:
Unrealized gain (loss) on foreign currency translation, net of tax	2,368,244	64,813	2,510,372	(29,738)
Comprehensive income	8,520,744	5,749,494	20,901,984	12,799,639

Comprehensive income attributable to the noncontrolling interest	(236,328)	(341,205)	(562,008)	(343,569)

Comprehensive income attributable to NIVS's common shareholders	$8,284,416	$5,408,289	$20,339,976	$12,456,070

The accompanying notes are an integral part of these consolidated financial statements.

NIVS IntelliMedia Technology Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities

Net income	$18,391,612	$12,829,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,512,509	4,380,877
Amortization expense	2,460,952	60,063
Stock-based compensation	1,972,883	-
Changes in operating assets and liabilities:
Accounts receivable	(13,390,499)	(9,162,451)
Advances to suppliers	(2,812,412)	727,307
Prepaid expenses and deposits	(343,858)	57,008
Inventories, net	(11,356,209)	(11,160,570)
VAT refundable	(1,195,195)	865,245
Accounts payable, accrued liabilities and customer deposits	5,066,821	1,464,146
Various taxes payable	(477,676)	1,488,556
Wages payable	137,104	(274,542)
Corporate tax payable	242,143	2,187,748
Net cash provided by operating activities	4,208,175	3,462,764

Cash Flows From Investing Activities
Restricted cash	2,784,967	6,101,976
Cash paid for Dongri Acquisition, net of cash and cash equivalents acquired	(7,969,525)	-
Purchases of property, plant and equipment	(17,293,735)	(3,270,839)
Payments made for construction in progress	(3,450,974)	-
Purchases of intangible assets	(94,828)	(55,161)
Net cash used in investing activities	(26,024,095)	2,775,976

Cash Flows From Financing Activities
Borrowing from short term loan	14,359,802	4,515,932
Addition in bank notes payable	2,453,822	-
Repayment of bank notes	-	(10,107,109)
Net proceeds of share issurances	22,159,132	1,212,382
Net cash provided by (used in) financing activities	38,972,756	(4,378,795)
Effect of exchange rate changes on cash	743,071	(35,123)
Net increase (decrease) in cash and cash equivalents	17,899,907	1,824,822

Cash and cash equivalents, beginning of period	5,916,224	461,504
Cash and cash equivalents, end of period	$23,816,131	$2,286,326

Supplemental disclosure information::
Interest expense paid	$1,405,665	$1,290,312
Income taxes paid	$3,928,580	$2,442,340

Non-cash investing and financing activities:
Conversion of Li debt to common stock	$-	$(7,841,726)
Issuance of shares for cashless warrants exercise	$-	$946,640

The accompanying notes are an integral part of these consolidated financial statements.

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

On February 4, 2010, the Company, through NIVS BVI, established a new subsidiary of Hong Kong East Best Industrial Limited (“East Best HK”). As at September 30, 2010, East Best HK had issued 10,000 capital shares authorized with HKD1.00 par value and 10,000 shares issued and outstanding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and nine-months periods ended September 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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

e.	Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.81720	6.84088
Nine months ended September 30, 2010	6.68003	6.79810
Nine months ended September 30, 2009	6.81756	6.82175

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.75477	7.75218
Nine months ended September 30, 2010	7.75795	7.77061
Nine months ended September 30, 2009	7.75194	7.75014

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

NOTE 3 – PURCHASE OF DONGRI

On January 22, 2010, the Company, through NIVS BVI, acquired 100% of the equity interest of Huizhou Dongri Digital Co., Ltd., ("Dongri"), a mobile phone product manufacturer located in the Huizhou Zhongkai Hi-tech Zone area.  The purpose of acquisition is for expanding manufacture and entering new business of mobile phones. The aggregate purchase price that the Company agreed to pay is up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets.  If Dongri's after-tax income for the first half of 2010 exceeds approximately $1.91 million, then an additional $3 million will be paid to the former shareholder of Dongri. If Dongri's after-tax income is between $955,000 and $1.91 million, then a pro-rata amount will be payable, and no percentage of the $3 million will be paid if the after-tax income is less than approximately $955,000.  For the third quarter of 2010, if Dongri's after-tax income exceeds approximately $1.03 million, then an additional $3 million will be paid to the former Dongri shareholder. If Dongri's after-tax income is between approximately $514,000 and $1.03 million, then a pro-rata amount will be paid, and no amount will be paid if the after-tax income is less than $514,000.  Similarly, for the fourth quarter of 2010, the Company will pay Dongri an additional $4 million if Dongri’s after-tax income exceeds $1.18 million, and a pro rata portion if it falls between approximately $590,000 and $1.18 million.  No amount will be paid for the fourth quarter if Dongri's after-tax income is less than $590,000. The Company has paid a total of $16.6 million in cash for the purchase as of 30 September 2010. The Company assessed the contingent consideration based on ASC805 and concluded that the liability to be $6,350,777. For the first six months of 2010, Dongri's after-tax income exceeded RMB 13,000,000 (USD 1.91 million), and for the three months ended September 30, 2010. Dongri's after-tax income exceeded RMB 7,000,000 (USD 1.03 million). There was no change to the Company's original assessment of contingent consideration payable.

In accordance with ASC805, the Company determined the assets acquired constituted a business and applied purchase accounting to the assets acquired.

The following table summarizes the consideration paid for acquisition of the assets and the amount of the assets acquired at the acquisition date as well as the fair value at the acquisition date.

Consideration:

Cash	$16,649,223
A/P - Contingent consideration	6,350,777

Total	$23,000,000

The preliminary estimate of fair values as of the acquisition date is as follows:

Cash	$30,475
Account receivables	15,230
Deferred VAT assets	163,161
Inventory	2,838,472
Advances	136,154
Fixed assets	4,091,825
Other assets	2,656,705
Account payables	(627,397)
S/T loan	(47,098)
Tax accrual	(566)
Wages payable	(143,515)
Import and export rights	71,135
ISO9001:2008	497,948
Sales orders, contracts and customer relations	11,041,140
Employment contracts	426,812
Income tax holiday preferential rights	1,849,519

Total	$23,000,000

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

For the nine month ended September 30, 2009:

Pro Forma (unaudited):
Revenue	$139,042,121
Net income	$13,072,790
Net income attributable to NIVS IntelliMedia Technology Group, Inc.	$12,756,808
Basic and diluted earnings per share	$0.33

NOTE 4 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30,	December 31,	Useful Life
	2010	2009	(Years)
Land use rights	$2,236,312	$2,757,728	40
Computer software use rights	50,198	4,824	10
Trade mark	65,612	61,052	N/A
Import and export rights	71,324	-	2
ISO9001: 2008	499,267	-	2.5
Sales orders, contracts and customer relations	11,070,407	-	5
Employment contracts and human resources	427,944	-	3
Income tax holiday preferential rights	1,854,422	-	3
Accumulated amortization	(2,204,140)	(528,360)
Intangible assets, net	$14,071,346	$2,295,244

The amortization expenses for nine months ended September 30, 2010 and 2009, respectively, as follows:

	September 30,	December 31,
	2010	2009
General and administrative expense	$2,460,952	$60,063

NOTE 5 - SHORT TERM LOANS
Short term loans consist of the following:
	September 30,	December 31,
	2010	2009
Construction Bank	$21,060,950	$18,983,613
Defutai Bank	3,742,500	2,503,667
Nanyang Bank	7,550,239	5,594,085
Minsheng Bank	15,144,494	4,994,944
Shenzhen Development Bank	9,104,726	7,510,415
Shanghai Pufa Bank	-	4,400,634
Agriculture Bank	2,694,600	-
	$59,297,509	$43,987,358

The above outstanding short term loans are used primarily for general working capital purposes. Recurring bank loans carry annual interest rates of 3.27%~5.84% with maturity dates ranging from 30 days to one year.  These loans are either non-secured or secured by the Company’s accounts receivable, equipment, building and land-use rights.

The annual interest rates are shown as follows:

	September 30,	December 31,
	2010	2009
Construction Bank	3.58%	3.58%
Defutai Bank	4.83%	4.83%
Nanyang Bank	3.27%	3.27%
Minsheng Bank	3.93%	3.93%
Shenzhen Development Bank	5.35%	5.35%
Shanghai Pufa Bank	5.84%	5.84%
Agriculture Bank	5.31%	-

NOTE 6 - BANK NOTES PAYABLE AND RESTRICTED CASH

Bank notes payable consist of the following:

	September 30,	December 31,
	2010	2009
Shanghai Pufa Bank	$125,743	$3,162,354
Shenzhen Development Bank	5,528,421	733,439
Construction Bank	4,670,640	3,816,816
	$10, 324,804	$7,712,609

The bank notes have no interest bearing. Additionally, the bank charge 0.05% bank charges on the amounts borrowed by the Company.

The terms of the bank notes payable and some short term require the Company to maintain a deposit at the bank to secure the notes as follows:

	September 30,	December 31,
	2010	2009
Construction Bank,	$1,040,307	$964,609
Nanyang Bank	205,650	203,436
Defutai Bank	-	501,063
China Minsheng Bank	782,854	8,675
Shanghai Pufa Bank	125,748	3,162,354
	$2,154,559	$4,840,137

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

The provision for taxes on earnings consisted of:
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2010	2009
PRC Enterprises Income Taxes	$1,541,039	1,033,814	$4,101,562	$2,309,683
United States Federal Income Taxes	-	-	-	-
Total	$1,541,039	1,033,814	$4,101,562	$2,309,683

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-11.3%	-10.0%	-11.3%	-10.0%
Permanent differences related to R&D exp and other	6.3%	0.4%	4.5%	0.3%
Provision for income tax	20.0%	15.4%	18.2%	15.3%

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

NOTE 8 - REVENUE INFORMATION AND GEOGRAPHIC INFORMATION

The revenue information and geographic information for revenue is as follows:
		For the Nine Months Ended
		September 30,	September 30,
		2010	2009
Standard audio and video equipment:	China	$30,774,596	$26,171,279
	Europe	3,438,171	10,199,873
	North America	2,250,825	1,075,390
	Other Asian Countries	10,127,519	17,473,587
	South America	1,547,451	1,3786,833
	Other Countries	795,131	4,512,607
Intelligent audio and video equipment	China	51,298,504	20,444,678
	Europe	5,470,272	8,755,700
	North America	3,581,156	667,537
	Other Asian Countries	12,301,552	17,568,126
	South America	2,883,902	1,514,956
	Other Countries	2,320,131	5,624,938
Other audio and video equipment	China	21,729,382	4,618,934
	Europe	3,042,843	714,552
	North America	3,489,026	-
	Other Asian Countries	9,902,750	1,782,155
	Other Countries	1,458,991	-
Mobile phones	China	34,617,084	-
	China - Hong Kong	35,081,122	-
Total		$236,110,408	112,501,145

NOTE 9 - COMMON STOCK WARRANTS

As of September 30, 2010 and December 31, 2009, there were 218,844 and 55,000 warrants outstanding with weighted average exercise prices of $4.13 and $4.20 per share, respectively. 218,844 new warrants were issued with the public offering in April, 2010 at an exercise price of $4.11 per share. The warrant has 5 year term and is not exercisable until at least one year from the date of issuance. Fair value of $533,740 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued include (1) discount rate of 2.54%, (2) warrant life is the contractual term of 5 years, (3) expected volatility of 87.41% and (4) zero expected dividends.

NOTE 10 - CONCENTRATIONS

For the nine months ended September 30, 2010, two customers had net sales exceeding 10% of the company’s total sales and counted 15% and 12%.

For the nine months ended September 30, 2009, one customer had net sales exceeding 10% of the company’s total sales and counted 13%.

NOTE 11 - EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method. Diluted earnings per share for the three and nine months ended September 30, 2009 and 2010 excludes the impact of warrants issued.as they were auntidillutive, and includes the impact of options issued as they were dilutives.

NOTE 12 – PUBLIC OFFERING

On April 19, 2010, the Company entered into an underwriting agreement with Rodman & Renshaw, LLC and WestPark Capital, Inc., as representatives of the several underwriters (collectively, the “Underwriters”), relating to the Company’s public offering of 7,294,832 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.29 per share.  The public offering closed on April 23, 2010, and the Company issued the Shares and received $22,240,132, net of offering costs of approximately $1,759,865.  The Company also issue warrants to the Underwriters as partial compensation for underwriting services in connection with the public offering. The Underwriters will be able to purchase up to 218,844 shares of common stock at an exercise price equal to $4.11.  The warrants are exercisable starting April 19, 2011, which is one-year after the effective date of the registration statement related to the public offering, and the warrants will continue to be exercisable for five years after such effective date. In connection with the public offering, the Company also granted the Underwriters a 45-day option to purchase up to an additional 1,094,224 shares of Common Stock solely to cover over-allotments, if any. The exercise price is $3.29 per share.

NOTE 13 – OMNIBUS INCENTIVE PLAN

On April 26, 2010, the Company granted its director, Mr. Arthur Laffer a 10-year option to purchase 200,000 shares of the Company’s common stock pursuant to the Company’s 2009 Omnibus Incentive Plan. According to the stock option agreement, the options have a per share exercise price equal to $3.30, the fair market value of the stock on the date of grant. One-fifth of the options are immediately exercisable and one-fifth will vest on each anniversary date of the grant over the next four years. Additionally, the options will become immediately exercisable and fully vested in the event of a change of control, as defined in the 2009 Omnibus. On September 20th, Mr. Laffer resigned as director, pursuant to the Option Agreement the 160,000 unvested options were cancelled.  The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 2.54% based upon United States Treasury yields in effect at the time of the grant. (2) expected term of 6 years based upon simplified calculations due to the limited period of time NIVS’ equity shares have been publicly traded (3) expected volatility of 86.63% and (4) zero expected dividends. The calculated fair value of the grant was $2.45 per share. The compensation cost of the option in $98,096 as of September 30, 2010.

On August 16, 2010, pursuant to the Company’s 2009 Omnibus Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors of NIVS IntelliMedia Technology Group, Inc. (the “Company”) granted stock options to purchase an aggregate of 2.3 million shares of the Company’s common stock to certain of the Company’s senior management.   Mr. Kwok Fu (Jason) Wong, the Vice President of Investor Relations, and Mr. Dongquan Zhang, the Chief Technology Officer, were each granted options to purchase up to 1 million shares of common stock.  Mr. Zhigang Hu, the Vice President of Sales and Marketing, was granted options to purchase up to 300,000 shares of common stock.  The grants were made in light of each grantee’s contributions to the Company during 2009 and 2010, in addition as an incentive to encourage continued contributions to the Company going forward. The options have a per share exercise price of $2.15 and expire on August 16, 2020.  One-half of the options are immediately exercisable and one-fourth shall vest on each of the first and second anniversaries of the date of grant.   The Committee also approved an additional grant to be made to Mr. Wong as of January 1, 2011 options to purchase an additional 500,000 shares of common stock with a per share exercise price equal to the closing trade price of the Company’s common stock on January 1, 2011. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 3.83% based upon United States Treasury yields in effect at the time of the grant. (2) expected term of 5.38 years based upon simplified calculations due to the limited period of time NIVS’ equity shares have been publicly traded (3) expected volatility of 83.65% and (4) zero expected dividends. The calculated fair value of the grant was $1.51 per share. The compensation costs of these options are $1,874,787 as of September 30, 2010.

No stock options were exercised during the nine months ended September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 and in our other filings with the SEC, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•
“we,” “us,” “our” or “the Company,” are to the combined business of NIVS IntelliMedia Technology Group, Inc., a Delaware corporation, and its direct and indirect subsidiaries, NIVS BVI, NIVS HK, NIVS PRC, NIVS Shenzhen and Dongri;

•	“NIVS BVI” are to Niveous Holding Company Limited, a BVI company;
•	“NIVS HK” are to NIVS International (H.K.) Limited, a Hong Kong company;
•	“NIVS PRC” are to NIVS (HZ) Audio & Video Tech Company Limited, a PRC company;
•	“NIVS Shenzhen” are to NIVS (HZ) Audio & Video Tech Company Limited Shenzhen Branch, a PRC company;
•	“Dongri” are to Huizhou Dongri Digital Co., Ltd., a PRC company;
•	“BVI” are to the British Virgin Islands;
•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;
•	“PRC,” “China,” and “Chinese,” are to the People’s Republic of China;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

Through NIVS PRC, we engage in the development, production and sales of consumer electronic products. Our products primarily consist of audio and video products, including digital audio systems, televisions, digital video broadcasting, or DVB, set-top boxes, DVD players, as well as audio/video peripheral and accessory products. We have invested substantial resources in the research and development of our intelligent audio and video consumer products, most of which utilize our Chinese speech interactive technology to permit users to control our products through their spoken commands. We recently added mobile phones and other 3G communication devices to our product portfolio. In January 2010, we acquired Dongri, a mobile phone product manufacturer, for a purchase price of up to $23 million.

Through wholesalers and distributors of electronic products, our products are distributed worldwide, including to markets in Europe, Southeast Asia and North America.  For export sales and Original Equipment Manufacturer, or OEM, production, we produce based on customer demand and orders. For products with our own brand names, customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. For the nine months ended September 30, 2010, we had four customers that each accounted for at least 5% of the revenues that we generated. These five customers accounted for a total of approximately 40.1% of our revenue for that period.  During the nine months ended September 30, 2009, we had three customers that accounted for close to 5% of our sales.  Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income.

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

Various factors may impact our Company’s performance in different ways. Our ability to compete effectively in light of the short life cycle of many of our products is related to the amount of resources we invest in research and development and how quickly we are able to produce new product models to replace products with older functionality.  By upgrading our products, adding functionality, and improving technological specifications, we can increase the value of such products and the resulting product price, which can help compensate for losses associated with the short life cycle of many of our products and can help increase our revenue.  For example, the average selling price for certain of our existing speaker and CRT TV products has been declining.  By adding functionality and developing new design to our speakers to form new intelligent audio and video equipment and shift CRT TV to LCD TV production, we believe we increased the value of such products and the resulting product price.

In addition, we have shifted our focus from one product to another product that we believe will increase our profitability. During the nine months of 2010, our sales revenue for new intelligent audio and video equipment was approximately $77.9 million, which represented an increase of approximately 42.9% compared to revenue of $54.5 million from the sale of intelligent audio and video equipment during the nine months of 2009. The increase in revenue for new intelligent audio and video equipment resulted from an increase in sales volume. We believe the increase in sales revenue and volume is a result of our investment of resources into the research and development of new products and design, our focus on the promotion of our brand, and expansion of our sales channels.

Furthermore, we have recently entered into the mobile phone and communication device market. In January 2010, we agreed to pay up to $23 million in our acquisition of Dongri, a mobile phone product manufacturer. We intend to devote additional management time and resources to penetrating the mobile phone and communication device market. We expect that Dongri will replace a significant portion of outsourced manufacturing services as it relates to mobile phone products that we previously utilized. Because we have our own factory and capabilities to produce a large number of the important components needed for our mobile phone products, we believe that the acquisition will ultimately be the most cost-effective manner to provide mobile phones to the market. We expect that the margins on our mobile phone products will be lower than our audio and video equipment; however, with the acquisition of Dongri, we believe that we will be able to increase the sales volume of our mobile phone products, which will increase our revenues.

In the past, we have relied more heavily on sales to OEMs for a significant portion of our revenues; however, we have increased our focus on and investment of resources in sales of our own brand, which we believe will permit us to decrease our reliance on OEM sales. OEM sales accounted for approximately 31.7% of our revenues for the nine months ended September 30, 2010, as compared to 56.1% for the nine months ended September 30, 2009, and sales of products with our own brand accounted for approximately 68.3% of our revenues for the nine months ended September 30, 2010, as compared to 43.9% for the nine months ended September 30, 2009.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter:

•	Revenues: Our revenues were $84.5million for the third quarter, an increase of 59.8% from last year.

•	Gross margin: Gross margin was 20.5% for the third quarter, compared to 22.5% last year.

•	Income from operations before tax: Income from operations before tax was $7.7 million for the third quarter, compared to $6.7 million last year.

•	Net income: Net income was $6.0 million for the third quarter, compared to $5.5million last year.

•	Fully diluted income per share: Fully diluted income per share was $0.12 for the third quarter, compared to $0.14 last year.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the three months ended September 30, 2010 and 2009, both in dollars and as a percentage of revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues	$84,400,427	99.9%	$52,384,695	99.1%
Other revenues	76,004	0.01%	473,123	0.9%
Cost of goods sold	(67,129,754)	(79.5)%	(40,596,192)	(77.5)%
Gross profit	17,346,677	20.5%	11,901,626	22.5%

Selling expenses	2,161,817	2.6%	2,327,577	4.4%
General and administrative
Amortization	831,625	1.0%	24,270	0%
Depreciation	86,005	0.1%	83,903	0.2%
Stock-based Compensation	1,972,883	2.3%	0	0%
Other general and administrative	1,443,414	1.7%	1,154,369	2.2%
Total general and administrative	4,333,972	5.1%	1,262,542	2.4%

Research and development	2,702,743	3.2%	1,122,003	2.1%
Total operating expenses	9,394,276	10.9%	4,712,122	8.9%

Income from operations	7,952,401	9.6%	7,189,504	13.6%

Other income (expenses)
Interest expense	(575,962)	(0.7)%	(404,081)	(0.8)%
Sundry income (expense), net	121,311	0.1%	(66,928)	(0.1)%
Total other income (expenses)	(454,651)	(0.5)%	(471,009)	(0.9)%

Income before noncontrolling interest & income taxes	7,497,750	9.1%	6,718,495	12.7%
Income taxes	(1,541,039)	(1.8)%	(1,033,814)	(2)%
Noncontrolling interest	(192,552)	(0.2)%	(146,805)	(0.3)%

Net income	$5,959,948	7.1%	$5,537,876	10.5%

Revenues. Our revenues, which consist of sales of our products, were $84.5 million for the three months ended September 30, 2010, an increase of $31.6 million, or 59.8%, compared to $52.9 million for the same period in 2009. The increase in revenue was attributed mainly to the new mobile phone business and the improved sales results for our intelligent audio and video products.   For the three months ended September 30, 2010, our sales revenue for mobile phones was $19.5 million.  Sales revenue for our intelligent audio and video equipment increased to $35.4 million, an increase of $10.1 million, or 39.9%, compared to $25.3 million for the same period in 2009.  Our sales revenue for standard audio equipment increased to $23.6 million, an increase of $4.9 million, or 26.2%, compared to $18.7 million for the same period in 2009. Sales revenue for our other products, including LCD televisions and other electronic consumer products was $6.0 million, a decrease of $2.9 million, or 32.6%, compared to $8.9 million for the same period in 2009. The decrease in sale of these other products was the result of management’s decision to discontinue some of our small, low value, low margin products.

For the three months ended September 30, 2010, our sales volume for mobile phone products was 1.5 million pieces.  Our sales volume for intelligent audio and video equipment increased by 111.4% to 1.8 million pieces as compared to 0.9 million pieces for the same period in 2009.  Our sales volume for standard audio equipment increased by 20% to 1.2 million pieces as compared to 1.0 million pieces for the same period in 2009. For the three months ended September 30, 2010, our sales volume for the other electronic consumer products decreased by 88% to 0.6 million pieces as compared to 5.0 million pieces for the same period in 2009. We believe the increases in sales revenue and volume of mobile phone products and audio and video products are a result of our investment of resources including into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels. The decrease in volume in our other product categories was due to management’s decision to leave the market for small, low value, low margin products, where competition remains high due to a large number of smaller businesses in this area.

Cost of sales.  Our cost of sales includes raw material, labor and manufacturing overhead. Cost of sales were $67.1 million for the three months ended September 30, 2010, an increase of $26.2 million, or 63.9%, compared to $41.0 million for the same period in 2009. The increase was primarily a result of the increase in sales and was consistent with the increase in our net revenue. As a percentage of total revenue, cost of sales for the three months ended September 30, 2010 and 2009 was 79.5% and 77.5%, respectively.

Gross profit and gross margin.  Gross profit for the three months ended September 30, 2010 was $17.3 million, or 20.5% of revenues, compared to $11.9 million, or 22.5% of revenues, for the comparable period in 2009. The decrease in our gross profit margin for the three months ended September 30, 2010 was primarily due to the increase of mobile phone sales which had a lower gross margin and were 22.6% of our total sales. Management believes the gross margin of mobile phone may improve after we work to improve the efficiency of our new production lines. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand.

Selling expenses.  Our selling expenses mainly include marketing, shipping, insurance, wage and other expenses. Selling expenses were $2.2 million for the three months ended September 30, 2010 a decrease of $0.2 million, or  7.1%, compared to $2.3 million for the same period in 2009.

Research and development expenses.  Our research and development expenses were $2.7 million for the three months ended September 30, 2010, an increase of $1.6 million, or 140.9%, compared to $1.1 million for the same period in 2009. The increase was caused by increased research and development spending during the 2010 period for mobile phone products and also for new audio and video product research and development and the upgrading of old products to meet the market need. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue to engage in research and development efforts and to enable us to improve and expand our manufacturing capabilities.

General and administrative expenses.  Our general and administrative expenses include amortization, depreciation, professional fees, office expenses, salary and wages, stock based compensation, utilities and other expenses.  Stock-based Compensation of $2.0 million for the 2010 third quarter was a new expense, and is responsible for most of the increase in this category when compared to the same period last year. Amortization of $0.8 million was another large increase when compared to the same period last year. This increase in Amortization was mostly associated with the consolidation of Dongri’s intangible assets in connection with our purchase of Dongri.  Other  General and Administrative expenses were $1.4 million for the three months ended September 30, 2010, an increase of $0.3 million, or 25.0%, compared to $1.2 million for the same period in 2009.

Interest expenses.  Interest expenses were $0.6 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively. The increase was due to the increase in the bank loans during the three months ended September 30, 2010.

Income taxes.  Income tax provisions for the three months ended September 30, 2010 were $1.5 million, as compared to $1.03 million for the three months ended September 30, 2009. The increase is mainly due to an increase in the taxable income for the three months ended September 30, 2010. As a high-tech enterprise, NIVS PRC’s effective income tax rates for the three months ended September 30, 2010 and September 30, 2009 were 15%. Dongri, as a manufacturing enterprise established in Huizhou, PRC, was entitled to a preferential Enterprise Income Tax, or EIT, rate.  Dongri had a tax holiday of two years 100% exemption starting from the first profitable year 2008, and followed by 3 years of 50% tax deduction.  Dongri’s effective income tax rates for the three months ended September 30, 2010 and September 30, 2009 were 12.5% and 0%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected as a result of the new tax law.

Net income.  Net income was $6.0 million for the three months ended September 30, 2010, an increase of $0.4 million, or 8.0%, compared to $5.5 million for the same period in 2009.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth key components of our results of operations for the nine months ended September 30, 2010 and 2009, both in dollars and as a percentage of revenues.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenues	$236,110,408	99.9%	$122,501,145	99.5%
Other revenues	198,467	0.1%	625,572	0.5%
Cost of goods sold	(189,589,817)	(80.2)%	(95,226,516)	(77.3)%
Gross profit	46,719,058	19.8%	27,900,201	22.7%

Selling expenses	5,680,694	2.4%	5,595,689	4.5%
General and administrative
Amortization	2,460,952	1%	60,063	0%
Depreciation	262,044	0.1%	248,227	0.2%
Stock-based Compensation	1,972,883	0.8%	0	0%
Other general and administrative	4,867,208	2.1%	3,119,359	2.5%

Total general and administrative	9,563,087	4.0%	3,427,649	2.8%
Research and development	7,621,108	3.2%	2,457,478	2%
Total operating expenses	22,864,889	9.7%	11,480,816	9.3%

Income from operations	23,854,169	10.1%	16,419,385	13.3%

Other income (expenses)
Interest expense	(1,406,703)	(0.6)%	(1,290,306)	(1)%
Sundry income (expense), net	45,708	0%	9,981	0%
Total other income (expenses)	(1,360,995)	(0.6)%	(1,280,325)	(1)%

Income before noncontrolling interest and income taxes	22,493,174	9.5%	15,139,060	12.3%
Income taxes	(4,101,562)	(1.7)%	(2,309,683)	(1.9)%
Noncontrolling interest	(514,369)	(0.2)%	(327,549)	(0.3)%

Net income	$17,877,243	7.6%	$12,501,828	10.2%

Revenues. Our total revenues were $236.3 million for the nine months ended September 30, 2010, an increase of $113.2 million, or 91.9%, compared to $123.1 million for the same period in 2009. The increase in revenue was attributed mainly to the addition of new mobile phone business to the group and the increased demand for our products, which we believe is a result of our market expansion.  For the nine months ended September 30, 2010, mobile phone business has contributed $69.0 million in revenue, 29.2% of total group sales. Our sales revenue for standard audio equipment was to $48.9 million, a decrease of $11.9 million, or 19.6%, compared to $60.8 million for the same period in 2009. Sales revenue for our intelligent audio and video equipment increased to $77.9 million, an increase of $23.3 million, or 42.7%, compared to $54.6 million for the same period in 2009. Sales revenue for all our other products, increased to $39.6 million, an increase of 457.7% compared to $7.1 million for the same period in 2009.

For the nine months ended September 30, 2010, our sales volume for standard audio equipment was 3.4 million pieces as compared to 3.0 million pieces for the same period in 2009. Our sales volume for intelligent audio and video equipment increased by 220% to 4.8 million pieces as compared to 1.5 million pieces for the same period in 2009. For the nine months ended September 30, 2010, our sales volume for all our other product decreased by 83.7% to 2.4 million pieces as compared to 14.7 million pieces for the same period in 2009. We believe the increases in sales revenue and volume are a result of our investment of resources into the research and development of new products and design to meet the requirements of the market, our focus on the promotion of our brand, and expansion of our sales channels. The decrease in volume in other product categories is due to management’s decision to leave the market for some of our smaller, low ~~in~~value, low margin products.  The market for such products tend to be more competitive with fewer returns due to the larger number of smaller businesses engaged in price wars.

Cost of sales.  Our cost of sales were $189.6 million for the nine months ended September 30, 2010, an increase of $94.4 million, or 99.1%, compared to $95.2 million for the same period in 2009. The increase was primarily a result of the increase in sales and was relatively consistent with the increase in our net revenue. As a percentage of revenue, cost of sales for the nine months ended September 30, 2010 and 2009 was 80.3% and 77.7%, respectively.

Gross profit and gross margin. Gross profit for the nine months ended September 30, 2010 was $46.8 million, or 19.8% of revenues, compared to $27.9 million, or 22.7% of revenues, for the comparable period in 2009. Gross profit margins are a factor of cost of sales, product mix and product demand. The decrease in gross margin is primarily due to the increase of mobile phone sales which had lower gross margin and were 29.2% of our total sales. Management believes the gross margin of mobile phone may improve after we work to improve the efficiency of our new production lines.

Selling expenses.  Selling expenses were $5.7 million for the nine months ended September 30, 2010, an increase of $0.1 million, or 1.5%, compared to $5.6 million for the same period in 2009.

Research and development expenses.  Research and development expenses were $7.6 million for the nine months ended September 30, 20010, an increase of $5.2  million, or 210.1%, compared to $2.5 million for the same period in 2009. A substantial portion of the increase was related to research and development spending during the 2010 period for mobile phone products. We believe that our focus on research and development contributed to the increase in our total sales. In the future, we expect to continue our research and development efforts and to enable us to manufacture better products.

General and administrative expenses.  General and administrative expenses were $9.6 million for the nine months ended September 30, 2010, an increase of $6.1 million, or 179.0%, compared to $3.4 million for the same period in 2009. A substantial portion of the increase for the nine months ended September 30, 2010 was due to the increase in financing cost, amortization expense of intangible assets that is associated with the acquisition of Dongri in January 2010 and also the issuance of stock based compensation.  Some of our general administrative expense are unique to a public reporting company.

Interest expenses.  Interest expenses were $1.4 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Income taxes.  Income tax provisions for the nine months ended September 30, 2010 were $4.1 million, compared to $2.3 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in the taxable income for the nine months ended September 30, 2010.

Net income.  Net income was $17.9 million for the nine months ended September 30, 2010, an increase of $5.3 million, or 43.0%, compared to $12.5 million for the same period in 2009.

Liquidity and Capital Resources

We had an unrestricted cash balance of approximately $23.8 million as of September 30, 2010, as compared to $5.9 million as of December 31, 2009. In addition, we also had approximately $2.2 million in restricted cash as of September 30, 2010, as compared to $4.8 million as of December 31, 2009.  We had working capital of approximately $12.6 million as of September 30, 2010 and working capital of $3.3 million as of December 31, 2009. The following table provides detailed information about our net cash flow for the noted periods:

CASH FLOW

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$4,208,175	$3,462,764
Net cash provided by (used in) investing activities	(26,024,095)	2,775,976
Net cash provided by (used in) financing activities	38,972,756	(4,378,795)
Effects of foreign currency translation	743,071	(35,123)
Net increase (decrease) in cash and cash equivalents	17,899,907	1,824,822
Cash and cash equivalents at beginning of the period	5,916,224	461,504
Cash and cash equivalent at end of the period	23,816,131	2,286,326

Operating Activities

Net cash provided by operating activities was $4.2 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $3.5 million for the nine months ended September 30, 2009.

Investing Activities

Investing activity during the nine months ended September 30, 2010 and 2009 included the purchasing of property and equipment and intangible assets, which resulted in net cash used in investing activities of $26.0 million for the nine months ended September 30, 2010, compared to net cash provided by investing activities of $2.8 million for the nine months ended September 30, 2009.

The increase in net cash used in investing activities was primarily due to the acquisition of Dongri, construction on Phase II and purchase of production equipment and partially offset by a decrease in restricted cash. In June 2008, we entered into an agreement for the construction of a new factory at a contracted price of RMB 36,117,340 (approximately $5,304,665).  The plant renovation and the equipment installation were completed at the end of 2009. As of September 30, 2010, we had paid $16.6 million for the acquisition of Dongri and $20.7 million for the purchase of production equipment and construction on Phase II of the factory.

Financing Activities

Net cash provided by financing activities amounted to $39.0 million for the nine months ended September 30, 2010, compared to net cash used by financing activities of $4.4 million for the nine months ended September 30, 2009.  The increase in cash provided was primarily a result of our secondary offering closed in April, 2010 and an increase in bank loans, partially offset by an increase in the payment of bank notes.

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

Current Assets

Our accounts receivable has been a decreasingly significant portion of our current assets, representing $50 million, and $33.2 million, or 48.7% and 52.6% of current assets, at September 30, 2010 and December 31, 2009, respectively.  If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

Our aging of accounts receivables could result in our inability to collect receivables requiring us to increase our doubtful accounts reserve, which would decrease our net income and working capital.  We did not have any bad debts in the nine-months periods ended September 30, 2010 and 2009.

As of September 30, 2010, inventories amounted to $24.0 million, compared to $9.6 million at December 31, 2009. We have experienced increased sales volume and we have also launched promotion campaign in domestic market in the first nine months of 2010, we are also preparing for major sales and marketing campaigns, as a result, we need to maintain certain amounts of finished goods to meet the customers’ demand when launching nationwide promotion campaign. We expect to experience an increase in our inventory levels going forward, including both of raw material and finished goods. We maintain certain reserve amounts of raw materials in our inventories and engage in long-term arrangements with suppliers in an attempt to protect against any rising prices and shortages of raw materials used to manufacture our products.

Capital Expenditures

In October 2009, we commenced construction on Phase II of our factory in Huizhou, which will include a new manufacturing facility and dormitory. The Phase II manufacturing facility, adjacent to Phase I, will span approximately 36,000 square meters and will be dedicated to designing and making super thin LEDTVs, HD LCDTVs and 3G cell phones under the NIVS brand name for distribution in China. The expected production capacity will be 2 million TV sets and 1.5 million phones per year. The construction of Phase II was completed in the third quarter of 2010~~,~~ and the new facility is now undergoing the installation of machinery and testing.  Our total budget for the construction is RMB 53,500,000 (approximately $7,857,709).

Loan Facilities

NIVS PRC has entered into various revolving bank loans and bank notes to finance our operation. Most of the loans are one year renewable. NIVS PRC had bank loans of approximately $69.6 million and $51.7 million as of September 30, 2010 and December 31, 2009, respectively. These loans carry annual interest rates of approximately 1.6% to 5.8% with maturity dates ranging from 30 days to one year. These loans are either unsecured or secured by the Company’s buildings, equipment, receivables and land use rights. In China, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.

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

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2010. Debt obligations include principal repayments and interest payments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short Term Bank Loan & Bank Notes Payables	$69,622,313	$69,622,313	$	$	$

In January 2010, we acquired Dongri, a mobile phone product manufacturer, for a purchase price of up to $23 million, with $13 million being paid within one month of closing and up to an additional $10 million that may become payable at future dates if Dongri meets after-tax income targets for the first half of 2010, the third quarter of 2010, and the fourth quarter of 2010.  We are required to make additional payments owed to the seller of Dongri, if the targets are met, no later than the 30 days after the filing of our quarterly or annual report, as applicable, with the SEC for the respective period. Dongri has met the preset targets for the first nine months of 2010 and we’ve paid the amounts required by the acquisition contract.

In January 2010, we entered into a purchase agreement with Kuanda (Xiamen) Communications Co., Ltd and China PTAC Communications Services, on behalf of China Telecom, for the purchase by China Telecom of our two 3G mobile phone products.  The purchase agreement is contingent on delivery of the 3G mobile phones representing the aggregate order by September 30, 2010. We have delivered all the products in the first nine months of 2010.

Seasonality

The first quarter is traditionally our low season due to the long Chinese New Year Holiday, with sales gradually increasing in the second quarter. Sales are usually highest in the fourth quarter as most of the factories in China will ship out their stock to prepare for the Chinese New Year Holiday.

In late August 2010, Dongri —a fully-owned NIVS subsidiary, and manufacturer of cell phone handsets—commenced its three-week factory relocation. Although the relocation to the NIVS factory compound proceeded smoothly, it has caused a serious interruption to our operations for the duration.  Despite this major disruption, Dongri’s third quarter sales has reached $10.7 million, a record high since its acquisition in January 2010.  Dongri's relocation is a one off event.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recent Accounting Pronouncements

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2010, would decrease net income before provision for income taxes by approximately $0.02 million for the twelve months ended September 30, 2010.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and virtually all our consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2010 due to the deficiencies described below.

These deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and SEC rules and regulations.

Deficiencies in our controls and procedures have led to restatements of our financial statements.  In February 2010, we discovered that our financial statements for the three months ended September 30, 2009 should not be relied upon due to an error in the accounting record of selling expenses, resulting in an overstatement of our selling expenses for the period. We also noted that our financial statements for the three and nine months ended September 30, 2009 should not be relied upon due to an error in the accounting treatment of unrecorded liabilities, resulting in an understatement of our liabilities and cost and expenses for the periods in the amount of approximately $870,000 related to our non-payment of contributions to PRC housing provident funds for our employees as required under PRC regulations.  In October and December 2008, we also conducted restatements due to accounting errors.

We have taken steps to improve our controls and procedures by engaging (i) Protiviti, a third party consulting firm with experience in implementing preventative measures and controls and procedures, (ii) two consultants in the U.S. to help us meet the public reporting requirements, and (iii) a financial consultant with experience in public company reporting and advising China-based companies listed in the United States. Under the direction of Protiviti, we set up quarterly training seminars to department heads to ensure that they fully understand our internal controls and procedures and to follow these procedures at work. Protiviti completed their field work and submitted their recommendations to the Company in 2010. Protiviti is currently conducting re-examinations and testing works to reevaluate our system and procedures. We expect them to finish their work in December 2010. Furthermore, in January 2009, we appointed a new independent director and Chairman of our Audit, Compensation, and Nominating Committees, Charles Mo.

In addition to the foregoing, we are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. As stated above, we have engaged third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information.  Management plans to enlist additional qualified in-house accounting personnel and third-party accounting personnel to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We have signed extended engagement with Protiviti to further help us in 2010 on internal controls according to SEC regulations. We believe that the remedial steps that we have taken and plan to take will address the conditions identified by our Chief Executive Officer and Chief Financial Officer in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We also plan to work with the outside consultants we have engaged in assessing and improving our internal controls and procedures when necessary.

Changes in Internal Controls over Financial Reporting

Due to the implementation of the remedial measures described above, there were changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in our public filings before deciding whether to purchase our common stock. There have been no material revisions to the “Risk Factors” as set forth in our annual report on Form 10-K as filed with the SEC on March 24, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2010	NIVS INTELLIMEDIA TECHNOLOGY GROUP, INC.

	By:	/s/ Tianfu Li
Tianfu Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alexander Chen
Alexander Chen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)